Form 10-Q
period 1995-03-31
GENERAL AUTOMATION INC
filed 1995-05-15
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.

                   FOR QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934.
For the transition period from ________________ to __________________.

                         Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
            (Exact name of registrant as specified in its charter).

           DELAWARE                                           95-2488811
(State or other jurisdiction of                       (I.R.S. employer I.D. No.)
incorporation or organization)

         17731 MITCHELL NORTH, IRVINE, CALIFORNIA              92714
         (Address of principal executive offices)            (Zip code)

       Registrant's telephone number including area code:  (714) 250-4800

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [x]      No [ ]

         As of April 12, 1995 there were 7,391,776 shares of common stock of the Registrant outstanding.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                                              March 31              September 30
                                                                                1995                    1994
                                                                             -----------            ------------
                                                                             (Unaudited)
ASSETS

Current Assets:

     Cash                                                                      $  147                   $   230
     Accounts receivable, less allowances of
        $568 and $688 respectively                                              2,533                     9,144
     Inventories                                                                1,822                     4,427
     Prepaid expenses                                                             285                       409
                                                                               ------                   -------
           Total current assets                                                 4,787                    14,210

Long-term receivables                                                             570                       210
Property, plant and equipment, net of
     accumulated depreciation and amortization                                  1,329                     1,698
Other assets                                                                      816                     1,923
                                                                               ------                   -------
Total Assets                                                                   $7,502                   $18,041
                                                                               ======                   =======

The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                            March 31                 September 30
                                                                              1995                       1994
                                                                          -----------                ------------
                                                                          (Unaudited)
LIABILITIES

Current liabilities:

     Accounts payable                                                       $  1,671                   $  3,731
     Advances from customers                                                     503                      1,373
     Accrued income taxes                                                                                   688
     Other accrued expenses                                                      888                      2,899
     Notes payable and current portion of long-term debt                       1,371                      2,794
                                                                            --------                   --------
     Total current liabilities                                                 4,433                     11,485
                                                                            --------                   --------

Long-term debt, excluding current portion                                      1,385                      1,453
Deferred credits                                                                  26                         70
Minority interest - SGA Pacific Ltd.                                                                      1,787
                                                                            --------                   --------
Total Liabilities                                                              5,844                     14,795
                                                                            --------                   --------

SHAREHOLDERS' EQUITY

     Common Stock par value $.10 per share
     Authorized 30,000,000 shares;
     issued and outstanding 7,391,776 at March 31, 1995
     and 11,366,776 at September 30, 1994                                        739                      1,137
     Additional paid-in capital                                               42,604                     42,420
     Deficit                                                                 (41,685)                   (40,457)
     Translation adjustments                                                                                146
                                                                            --------                   --------
Total Shareholders' Equity                                                     1,658                      3,246
                                                                            --------                   --------
Total Liabilities and Shareholders' Equity                                  $  7,502                   $ 18,041
                                                                            ========                   ========

The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                             Three Months Ended                   Six Months Ended
                                                         --------------------------          --------------------------
                                                         March 31          March 31          March 31          March 31
                                                           1995              1994              1995              1994
                                                         --------          --------          --------          --------
SALES - PRODUCT                                           $1,128            $5,218           $ 2,647           $10,223
SALES - SERVICE REVENUE                                    1,569             3,461             3,203             6,688
                                                          ------            ------           -------           -------
          Total                                            2,697             8,679             5,850            16,911
                                                          ------            ------           -------           -------

COST AND EXPENSES:
     Cost of sales - Product                               1,101             3,417             2,359             6,251
     Cost of sales - Service                               1,201             2,252             2,394             4,493
     Research and development                                118               461               239               859
     Selling and administrative                              956             2,301             1,845             4,581
     Other, net                                               17                43                81               159
                                                          ------            ------           -------           -------
                                                           3,393             8,474             6,918            16,343
                                                          ------            ------           -------           -------
OPERATING INCOME (LOSS)                                    (696)               205            (1,068)              568
Interest income                                               12                                  29
Interest expense                                            (104)             (126)             (210)             (303)
                                                          ------            ------           -------           -------
     INCOME/(LOSS) BEFORE INCOME TAXES
           AND EXTRAORDINARY ITEMS                          (788)               79            (1,249)              265
Provision for income taxes                                                     138                                 276
Minority interests                                                             237                                 476
                                                          ------            ------           -------           -------
LOSS BEFORE EXTRAORDINARY INCOME                            (788)             (296)           (1,249)             (487)
Extraordinary income                                                           300                                 600
                                                          ------            ------           -------           -------
NET INCOME (LOSS)                                         $ (788)           $    4           $(1,249)          $   113
                                                          ======            ======           =======           =======
PER SHARE - PRIMARY:
     LOSS BEFORE EXTRAORDINARY ITEMS                      $ (.11)           $ (.03)          $  (.12)          $  (.04)
Extraordinary income                                                           .03                                 .05
                                                          ------            ------           -------           -------
NET INCOME (LOSS)                                         $ (.11)           $  .00           $  (.12)          $   .01
                                                          ======            ======           =======           =======

The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                            -----------------------------------
                                                                            March  31                  March 31
                                                                              1995                       1994
                                                                            ---------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $(1,249)                    $   113
Adjustments to reconcile net income to
  net cash provided by or (used) for operations:
Depreciation and amortization                                                   171                         625
Write down of income tax accrual                                                                           (600)
Minority interests                                                                                          476

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease):
  Accounts receivable                                                          (145)                      2,301
  Inventories                                                                   496                       1,216
  Prepaid expenses                                                             (111)                         93
  Accounts payable                                                              374                      (1,787)
  Customer advances                                                             262                      (1,354)
  Accrued income taxes                                                                                     (261)
  Accrued expense                                                                59                        (761)
                                                                            -------                     -------
Cash flows provided by (used for) operating activities                          (23)                         61
                                                                            -------                     -------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                   (1,267)                       (195)
Capitalized software                                                                                       (291)
Sale of equipment                                                                                           456
Sale of SGA Pacific, Ltd.                                                     1,045
                                                                            -------                     -------
Net cash used for investing activities                                         (222)                        (30)
                                                                            -------                     -------

CASH FLOWS PROVIDED BY/(USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                       1,306                         122
Principal payments on notes                                                  (1,024)                       (851)
Principal payments on accrued taxes                                                                        (100)
                                                                            -------                     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       282                         829
                                                                            -------                     -------

Effect of exchange rates on cash                                                                            202
                                                                            -------                     -------
Decrease in cash                                                                (83)                     (1,000)
Cash at beginning of period                                                     230                       1,166
                                                                            -------                     -------
Cash at end of period                                                       $   147                     $   166
                                                                            =======                     =======
     Cash paid during the period for:
     Interest                                                               $   221                     $   291
                                                                            =======                     =======
     Income taxes                                                           $     0                     $   100
                                                                            =======                     =======

        The accompanying notes are an integral part of these statements.

                    GENERAL AUTOMATION, INC, AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       FINANCIAL STATEMENTS:

         The Financial statements for the current year included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair statement of the results of the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the Company's latest annual report.

2.       INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                                    March 31,         September 30,
                                                      1995                1994
                                                    ---------         -------------
Materials, subassemblies and service spares          $1,608              $2,715
Work in process                                         214                 297
Finished goods                                            0               1,415
                                                     ------              ------
Total Inventories                                    $1,822              $4,427

3.       EXTRAORDINARY ITEMS:

         The Company recognized extraordinary income for the three month period ended March 31, 1994, of $300,000, and for the six month period ended March 31, 1994, of $600,000, resulting from a decrease in the estimated Federal income tax liability relating to a 1988 settlement agreement with the I.R.S., as described in Note 6 to the consolidated financial statements included in the Company's 1994 annual report on form 10-K.

4.       EARNINGS PER COMMON SHARE:

         Primary earnings or loss per common share for the three and six month periods ended March 31, 1995 and 1994 is based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

         Weighted average shares outstanding are 7,355,665 and 10,074,144 for the three and six month periods, repectively, ended March 31, 1995, and 11,366,776 for the three and six month periods ended March 31, 1994.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL DATA

         For a complete understanding of the financial analysis presented in
Item 2, please refer to the attached schedules:

                          A.       Consolidated Sales
                          B.       Consolidated Gross Margin
                          C.       Consolidated Expenses

         Effective in October, 1994, the Company's subsidiaries in Australia, New Zealand and Singapore were sold to Sanderson Technology Limited for $2,000,000 in cash and notes, plus 4,100,000 common shares of the Company which had been owned by Sanderson. The Company retired the shares on December 1, 1994. (See Notes 8 and 11 to the consolidated financial statements included in the Company's 1994 annual report on form 10-K).

         In order to better analyze results for the three and six month periods ended March 31, 1995 and 1994, certain financial schedules have been prepared with the two General Automation Group Business Segments reported separately.

SALES

         Domestic product sales decreased $380,000 for the three month period ended March 31, 1995, as compared to the same three month period last year, primarily on the decreased Dealer and International revenues of $224,000 and $169,000 respectively.

         Domestic product sales decreased $190,000 for the six month period ended March 31, 1995, as compared to the same six month period last year, primarily on the decreased Dealer and International revenues of $110,000 and $119,000 respectively.

         The decrease in revenues experienced during the three month and year-to-date periods are directly attributable to the decline in Dealer/VAR orders for the Company's Advantage Series of processors and a two month delay in the new product introduction of the Power Advantage line.

         Domestic service revenues decreased $233,000 in the three month period ended March 31, 1995 compared to last year. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues. It is anticipated that additional maintenance contracts will be developed on the various vertical products and hardware products being distributed by the Company.

         In March of 1995, General Automation, Inc. and SunRiver Data Systems, Inc. signed a letter of intent to form a strategic partnership to consolidate their PICK systems businesses into a single entity under the General Automation name. Existing SunRiver and General Automation resellers will have immediate access to products and services of both firms.

         Management believes that in the future, the Company will see declining revenues from its own manufactured hardware. The decline is planned to be offset with the introduction and market acceptance of new hardware produced by another manufacturer. In addition, management has directed attention and resources to developing open system solutions, such as its library management and hospitality systems, to provide future sources of revenue and profit.

GROSS MARGIN

         The overall domestic gross margin percentage for products and service decreased 6 percentage points for both the three months ended March 31, 1995, and the six months ended March 31, 1995, as compared with the previous year. Product gross margins decreased 13 percentage points and 11 percentage points respectively, due to a large percentage of entry level computer systems sales, which carry lower margins and low recognition of income on vertical installations. Service revenue gross margins for both periods are about the same as last year.

         Company management believes that margins on vertical products will improve as it gains greater experience in installing the systems, inasmuch as the Company had little previous United States experience in either the Library or The Service Advantage Software products.

EXPENSES

         Domestic research and development expenses decreased $28,000 in the three month period ended March 31, 1995 and $84,000 in the six month period ended March 31, 1995 compared to last year. These lower expenditures reflect the Company's decision to greatly reduce the R & D investment in hardware in keeping with its plans to market non-Company manufactured hardware products.

         Domestic selling and administrative expenses decreased $17,000 in the three month period ended March 31, 1995, and $149,000 in the six month period ended March 31, 1995 compared to the same periods last year, due to staff reductions and decreased use of outside services and consultants.

         Other expenses decreased $10,000 in the three months ended March 31, 1995, and $41,000 in the six months ended March 31, 1995 compared to the same periods last year in the U.S. Of this decrease for the six months ended March 31,1995, $18,000 is attributable to the fact that Goodwill on the purchase of SGA Pacific, Limited (SGA) is no longer being amortized since SGA was sold at the beginning of the current fiscal year.

         Domestic interest expense increased $10,000 for the three month period ended March 31, 1995 compared with the same period in 1994 due to increased borrowings. Interest expense for the six month period ended March 31, 1995 were about the same compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate on restricted cash resources.

         Net cash consumed by operating activities for the six months ended March 31, 1995 was $23,000. Cash generated by increases in receivables and increases in accounts payable netted $161,000.

         Net cash of $222,000 was consumed by investing activities. The purchase of the new building and equipment consumed $1,267,000, while the sale of the Company's Pacific Basin operations provided $1,045,000.

         Financing activities provided net cash of $282,000, through new notes issued of $1,306,000, including a $1,000,000 note on the new building, offset by payments of debt of $1,024,000.

         Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000, which is collateralized by domestic accounts receivable. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, but not less than 14%, payable monthly. In addition, there are other monthly costs for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will be adequate, however, it continues to seek opportunities to secure additional capital for expansion. At March 31, 1995, the balance of the loan was $421,000. The Line of credit contains various covenants and restrictions. At March 31, 1995, the Company was in full compliance with all covenants and restrictions.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED SALES - SCHEDULE A
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               Three Months Ended
                                           ---------------------------
                                           March 31           March 31
                                             1995               1994
                                            ------             ------
PRODUCTS:
  Domestic                                  $1,128             $1,508
  Pacific Basin                                  0              3,710
                                            ------             ------
                                             1,128              5,218
                                            ------             ------

SERVICE:
  Domestic                                   1,569              1,802
  Pacific Basin                                  0              1,659
                                            ------             ------
                                             1,569              3,461
                                            ------             ------

TOTAL GROUP:
  Domestic                                   2,697              3,310
  Pacific Basin                                  0              5,369
                                            ------             ------
TOTAL GROUP SALES                           $2,697             $8,679
                                            ======             ======


                                                 Six Months Ended
                                           ---------------------------
                                           March 31           March 31
                                             1995               1994
                                            ------            -------
PRODUCTS:
  Domestic                                  $2,647            $ 2,837
  Pacific Basin                                  0              7,386
                                            ------            -------
                                             2,647             10,223
                                            ------            -------

SERVICE:
  Domestic                                   3,203              3,729
  Pacific Basin                                  0              2,959
                                            ------            -------
                                             3,203              6,688
                                            ------            -------

TOTAL GROUP:
  Domestic                                   5,850              6,566
  Pacific Basin                                  0             10,345
                                            ------            -------
TOTAL GROUP SALES                           $5,850            $16,911
                                            ======            =======

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED GROSS MARGIN - SCHEDULE B
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    Three Months Ended
                                  ----------------------------------------------------
                                  March 31,      Pct. of       March 31,       Pct. of
                                  1995           Sales         1994            Sales
                                  ----           -----         ----            -----
PRODUCTS:
  Domestic                        $ 27            2%              228          15%
  Pacific Basin                      0                          1,892          51%
                                  ----                         ------
                                    27            2%            2,120          41%
                                  ----                         ------

SERVICE:
  Domestic                         368           23%              472          26%
  Pacific Basin                                                   418          25%
                                  ----                         ------
                                   368           23%              890          25%
                                  ----                         ------

TOTAL GROUP:
  Domestic                         395           15%              700          21%
  Pacific Basin                      0                          2,310          43%
                                  ----                         ------
                                  $395           15%           $3,010          35%
                                  ====                         ======


                                                     Six Months Ended
                                  ----------------------------------------------------
                                  March 31,      Pct. of       March 31,       Pct. of
                                  1995           Sales         1994            Sales
                                  ----           -----         ----            -----
PRODUCTS:
  Domestic                        $  288         11%              615          22%
  Pacific Basin                        0                        3,793          51%
                                  ------                       ------
                                     288         11%            4,408          43%
                                  ------                       ------

SERVICE:
  Domestic                           809         25%            1,019          27%
  Pacific Basin                                                   740          25%
                                  ------                       ------
                                     809         25%            1,759          26%
                                  ------                       ------

TOTAL GROUP:
  Domestic                         1,097         19%            1,634          25%
  Pacific Basin                        0                        4,533          44%
                                  ------                       ------
                                  $1,097         19%           $6,167          36%
                                  ======                       ======

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED COSTS AND EXPENSES - SCHEDULE C
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    Three Months Ended
                                  ----------------------------------------------------
                                  March 31,      Pct. of       March 31,       Pct. of
                                  1995           Sales         1994            Sales
                                  ----           -----         ----            -----
RESEARCH AND DEVELOPMENT:
  Domestic                        $118            4%           $  146           1%
  Pacific Basin                      0            0%              299           3%
                                  ----                         ------
                                   118            4%              461           5%
                                  ----                         ------

SELLING AND ADMINISTRATIVE:
  Domestic                         956           35%              973          11%
  Pacific Basin                      0            0             1,328          15%
                                  ----           --            ------
                                   956           35%            2,301          26%
                                  ----                         ------

OTHER EXPENSE:
  Domestic                          17            1%               27           0%
  Pacific Basin                      0            0                16           0%
                                  ----           --            ------
                                    17            1%               43           0%
                                  ----           --            ------          --

INTEREST:
  Domestic                          92            3%               82           1%
  Pacific Basin                      0            0%               44           1%
                                  ----           --            ------          --
                                    92            3%              126           2%
                                  ----           --            ------          --

                                                     Six Months Ended
                                  ----------------------------------------------------
                                  March 31,      Pct. of       March 31,       Pct. of
                                  1995           Sales         1994            Sales
                                  ----           -----         ----            -----
RESEARCH AND DEVELOPMENT:
  Domestic                        $  239          4%           $  323           2%
  Pacific Basin                        0          0%              536           3%
                                  ------                       ------
                                     239          4%              859           5%
                                  ------                       ------

SELLING AND ADMINISTRATIVE:
  Domestic                         1,845         32%            1,994          12%
  Pacific Basin                        0          0             2,587          15%
                                  ------         --            ------          --
                                   1,845         32%            4,581          27%
                                  ------                       ------

OTHER EXPENSE:
  Domestic                            81          1%              122           1%
  Pacific Basin                        0          0                37           0%
                                  ------         --            ------
                                      81          1%              159           1%
                                  ------         --            ------          --

INTEREST:
  Domestic                           181          3%              179           1%
  Pacific Basin                        0          0%              124           1%
                                  ------         --            ------
                                     181          3%              303           2%
                                  ------         --            ------          --

                         PART II    OTHER INFORMATION


ITEM 6     Exhibits & Reports on Form 8-K

     (a)   Exhibits

           27 Financial Data Schedule.

     (b)   Reports on Form 8-K.

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       GENERAL AUTOMATION, INC.


DATE:   March 15, 1995                    By: /s/ John R. Donnelly
                                              --------------------------------
                                              John R. Donnelly
                                              Vice President, Finance
                                              Chief Financial Officer