Form 10-Q/A
period 1995-03-31
GENERAL AUTOMATION INC
filed 1995-05-16
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                                              March 31              September 30
                                                                                1995                    1994
                                                                             -----------            ------------
                                                                             (Unaudited)
ASSETS

Current Assets:

     Cash                                                                      $  147                   $   230
     Accounts receivable, less allowances of
        $603 and $688 respectively                                              2,499                     9,144
     Inventories                                                                1,822                     4,427
     Prepaid expenses                                                             285                       409
                                                                               ------                   -------
           Total current assets                                                 4,753                    14,210

Long-term receivables                                                             570                       210
Property, plant and equipment, net of
     accumulated depreciation and amortization                                  1,329                     1,698
Other assets                                                                      816                     1,923
                                                                               ------                   -------
Total Assets                                                                   $7,468                   $18,041
                                                                               ======                   =======

The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                            March 31                 September 30
                                                                              1995                       1994
                                                                          -----------                ------------
                                                                          (Unaudited)
LIABILITIES

Current liabilities:

     Accounts payable                                                       $  1,672                   $  3,731
     Advances from customers                                                     390                      1,373
     Accrued income taxes                                                                                   688
     Other accrued expenses                                                      888                      2,899
     Notes payable and current portion of long-term debt                       1,371                      2,794
                                                                            --------                   --------
     Total current liabilities                                                 4,321                     11,485
                                                                            --------                   --------

Long-term debt, excluding current portion                                      1,385                      1,453
Deferred credits                                                                  26                         70
Minority interest - SGA Pacific Ltd.                                                                      1,787
                                                                            --------                   --------
Total Liabilities                                                              5,732                     14,795
                                                                            --------                   --------

SHAREHOLDERS' EQUITY

     Common Stock par value $.10 per share
     Authorized 30,000,000 shares;
     issued and outstanding 7,391,776 at March 31, 1995
     and 11,366,776 at September 30, 1994                                        739                      1,137
     Additional paid-in capital                                               42,604                     42,420
     Deficit                                                                 (41,607)                   (40,457)
     Translation adjustments                                                                                146
                                                                            --------                   --------
Total Shareholders' Equity                                                     1,736                      3,246
                                                                            --------                   --------
Total Liabilities and Shareholders' Equity                                  $  7,468                   $ 18,041
                                                                            ========                   ========

The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                             Three Months Ended                   Six Months Ended
                                                         --------------------------          --------------------------
                                                         March 31          March 31          March 31          March 31
                                                           1995              1994              1995              1994
                                                         --------          --------          --------          --------
SALES - PRODUCT                                           $1,128            $5,218           $ 2,647           $10,223
SALES - SERVICE REVENUE                                    1,647             3,461             3,281             6,688
                                                          ------            ------           -------           -------
          Total                                            2,775             8,679             5,928            16,911
                                                          ------            ------           -------           -------

COST AND EXPENSES:
     Cost of sales - Product                               1,101             3,417             2,359             6,251
     Cost of sales - Service                               1,201             2,252             2,394             4,493
     Research and development                                118               461               239               859
     Selling and administrative                              956             2,301             1,845             4,581
     Other, net                                               17                43                81               159
                                                          ------            ------           -------           -------
                                                           3,393             8,474             6,918            16,343
                                                          ------            ------           -------           -------
OPERATING INCOME (LOSS)                                    (618)               205              (990)              568
Interest income                                               12                                  29
Interest expense                                            (104)             (126)             (210)             (303)
                                                          ------            ------           -------           -------
     INCOME/(LOSS) BEFORE INCOME TAXES
           AND EXTRAORDINARY ITEMS                          (710)               79            (1,171)              265
Provision for income taxes                                                     138                                 276
Minority interests                                                             237                                 476
                                                          ------            ------           -------           -------
LOSS BEFORE EXTRAORDINARY INCOME                            (710)             (296)           (1,171)             (487)
Extraordinary income                                                           300                                 600
                                                          ------            ------           -------           -------
NET INCOME (LOSS)                                         $ (710)           $    4           $(1,171)          $   113
                                                          ======            ======           =======           =======
PER SHARE - PRIMARY:
     LOSS BEFORE EXTRAORDINARY ITEMS                      $ (.10)           $ (.03)          $  (.12)          $  (.04)
Extraordinary income                                                           .03                                 .05
                                                          ------            ------           -------           -------
NET INCOME (LOSS)                                         $ (.10)           $  .00           $  (.12)          $   .01
                                                          ======            ======           =======           =======

The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     Six Months Ended
                                                                            -----------------------------------
                                                                            March  31                  March 31
                                                                              1995                       1994
                                                                            ---------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $(1,171)                    $   113
Adjustments to reconcile net income to
  net cash provided by or (used) for operations:
Depreciation and amortization                                                   171                         625
Write down of income tax accrual                                                                           (600)
Minority interests                                                                                          476

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease):
  Accounts receivable                                                          (111)                      2,301
  Inventories                                                                   496                       1,216
  Prepaid expenses                                                             (111)                         93
  Accounts payable                                                              375                      (1,787)
  Customer advances                                                             149                      (1,354)
  Accrued income taxes                                                                                     (261)
  Accrued expense                                                                59                        (761)
                                                                            -------                     -------
Cash flows provided by (used for) operating activities                         (143)                         61
                                                                            -------                     -------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                   (1,267)                       (195)
Capitalized software                                                                                       (291)
Sale of equipment                                                                                           456
Sale of SGA Pacific, Ltd.                                                     1,045
                                                                            -------                     -------
Net cash used for investing activities                                         (222)                        (30)
                                                                            -------                     -------

CASH FLOWS PROVIDED BY/(USED FOR) FINANCING ACTIVITIES:
Proceeds from issuance of notes payable                                       1,306                         122
Principal payments on notes                                                  (1,024)                       (851)
Principal payments on accrued taxes                                                                        (100)
                                                                            -------                     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       282                         829
                                                                            -------                     -------

Effect of exchange rates on cash                                                                            202
                                                                            -------                     -------
Decrease in cash                                                                (83)                     (1,000)
Cash at beginning of period                                                     230                       1,166
                                                                            -------                     -------
Cash at end of period                                                       $   147                     $   166
                                                                            =======                     =======
     Cash paid during the period for:
     Interest                                                               $   221                     $   291
                                                                            =======                     =======
     Income taxes                                                           $     0                     $   100
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

         Domestic service revenues decreased $155,000 in the three month period ended March 31, 1995 compared to last year. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues. It is anticipated that additional maintenance contracts will be developed on the various vertical products and hardware products being distributed by the Company.

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

GROSS MARGIN

         The overall domestic gross margin percentage for products and service decreased 4 percentage points for both the three months ended March 31, 1995, and the six months ended March 31, 1995, as compared with the previous year. Product gross margins decreased 13 percentage points and 11 percentage points respectively, due to a large percentage of entry level computer systems sales, which carry lower margins and low recognition of income on vertical installations. Service revenue gross margins for both periods are about the same as last year.

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

         Net cash consumed by operating activities for the six months ended March 31, 1995 was $143,000. Cash generated by increases in receivables and increases in accounts payable netted $264,000.

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

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED SALES - SCHEDULE A
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               Three Months Ended
                                           ---------------------------
                                           March 31           March 31
                                             1995               1994
                                            ------             ------
PRODUCTS:
  Domestic                                  $1,128             $1,508
  Pacific Basin                                  0              3,710
                                            ------             ------
                                             1,128              5,218
                                            ------             ------

SERVICE:
  Domestic                                   1,647              1,802
  Pacific Basin                                  0              1,659
                                            ------             ------
                                             1,647              3,461
                                            ------             ------

TOTAL GROUP:
  Domestic                                   2,775              3,310
  Pacific Basin                                  0              5,369
                                            ------             ------
TOTAL GROUP SALES                           $2,775             $8,679
                                            ======             ======


                                                 Six Months Ended
                                           ---------------------------
                                           March 31           March 31
                                             1995               1994
                                            ------            -------
PRODUCTS:
  Domestic                                  $2,647            $ 2,837
  Pacific Basin                                  0              7,386
                                            ------            -------
                                             2,647             10,223
                                            ------            -------

SERVICE:
  Domestic                                   3,281              3,729
  Pacific Basin                                  0              2,959
                                            ------            -------
                                             3,281              6,688
                                            ------            -------

TOTAL GROUP:
  Domestic                                   5,928              6,566
  Pacific Basin                                  0             10,345
                                            ------            -------
TOTAL GROUP SALES                           $5,928            $16,911
                                            ======            =======

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED GROSS MARGIN - SCHEDULE B
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    Three Months Ended
                                  ----------------------------------------------------
                                  March 31,      Pct. of       March 31,       Pct. of
                                  1995           Sales         1994            Sales
                                  ----           -----         ----            -----
PRODUCTS:
  Domestic                        $ 27            2%              228          15%
  Pacific Basin                      0                          1,892          51%
                                  ----                         ------
                                    27            2%            2,120          41%
                                  ----                         ------

SERVICE:
  Domestic                         446           27%              472          26%
  Pacific Basin                                                   418          25%
                                  ----                         ------
                                   446           27%              890          25%
                                  ----                         ------

TOTAL GROUP:
  Domestic                         473           17%              700          21%
  Pacific Basin                      0                          2,310          43%
                                  ----                         ------
                                  $473           17%           $3,010          35%
                                  ====                         ======


                                                     Six Months Ended
                                  ----------------------------------------------------
                                  March 31,      Pct. of       March 31,       Pct. of
                                  1995           Sales         1994            Sales
                                  ----           -----         ----            -----
PRODUCTS:
  Domestic                        $  288         11%              615          22%
  Pacific Basin                        0                        3,793          51%
                                  ------                       ------
                                     288         11%            4,408          43%
                                  ------                       ------

SERVICE:
  Domestic                           887         27%            1,019          27%
  Pacific Basin                                                   740          25%
                                  ------                       ------
                                     887         27%            1,759          26%
                                  ------                       ------

TOTAL GROUP:
  Domestic                         1,175         20%            1,634          25%
  Pacific Basin                        0                        4,533          44%
                                  ------                       ------
                                  $1,175         20%           $6,167          36%
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