Form 10-Q
period 1995-06-30
GENERAL AUTOMATION INC
filed 1995-08-14
CIK 40443

                      SECURITIES AND EXCHANGES COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the transition period from ________________ to __________________.

                         Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter).

           Delaware                             95-2488811
           --------                             ----------
(State or other jurisdiction of         (I.R.S. employer I.D. No.)
incorporation or organization)

           17731 MITCHELL NORTH, IRVINE, CALIFORNIA             92714
        --------------------------------------------          ---------
        (Address of principal executive offices)              (Zip code)

       Registrant's telephone number including area code:  (714) 250-4800
                                                           --------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [x]    No [ ]

  As of August 11,1995 there were 7,391,776 shares of common stock of the Registrant outstanding.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                                  June 30    September 30
                                                   1995          1994
                                                 --------    ------------
                                                (Unaudited)
Assets
------

Current Assets:

    Cash                                          $  420       $  230
    Accounts receivable, less allowances of
      $614 and $688 respectively                   3,271        9,144
    Inventories                                    1,569        4,427
    Prepaid expenses                                 230          409
                                                  ------       ------
    Total current assets                           5,490       14,210

    Long-term receivables                            570          210

Property, plant and equipment, net of
    accumulated depreciation and
    amortization                                   1,346        1,698
Other assets                                         751        1,923
                                                  ------       ------
Total Assets                                      $8,157      $18,041
                                                  ======      =======


The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                  June 30   September 30
                                                   1995         1994
                                                 --------   ------------
                                                (Unaudited)
Liabilities
-----------

Current liabilities:

      Accounts payable                           $  1,711     $  3,731
      Deferred Revenue                              1,413        1,373
      Accrued income taxes                                         688
      Other accrued liabilities                     1,537        2,899
      Notes payable and current
        portion of long-term debt                   1,504        2,794
                                                 --------     --------
      Total current liabilities                     6,165       11,485
                                                 --------     --------
Long-term debt, excluding current portion           1,445        1,453
Deferred credits                                                    70
Minority interest - SGA Pacific Ltd.                             1,787
                                                 --------     --------
Total Liabilities                                   7,610       14,795
                                                 --------     --------

SHAREHOLDERS  EQUITY
--------------------

      Common Stock par value $.10 per share
        Authorized 30,000,000 shares;
        issued and outstanding 7,391,776
        at June 30, 1995 and
        11,366,776 at September 30, 1994              739        1,137
      Additional paid-in capital                   42,521       42,420
      Deficit                                     (42,713)     (40,457)
      Translation adjustments                                      146
                                                 --------     --------
Total Shareholders' Equity                            547        3,246
                                                 --------     --------
Total Liabilities and Shareholders' Equity       $  8,157     $ 18,041
                                                 ========     ========


The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                               Three Months Ended         Nine Months Ended
                                                    June 30,                   June 30,
                                               ------------------         ------------------
                                                 1995      1994             1995      1994
                                               ------------------         ------------------
Sales - Product                                $ 1,152    $5,005          $ 3,799    $15,228
SALES - SERVICE REVENUE                          1,628     3,267            4,909      9,955
                                               -------    ------          -------    -------
Total                                            2,780     8,272            8,708     25,183
                                               -------    ------          -------    -------

COST AND EXPENSES:
  Cost of sales - Product                        1,308     2,964            3,667      8,779
  Cost of sales - Service                        1,121     2,568            3,515      7,497
  Research and development                         218       433              457      1,292
  Selling and administrative                       956     2,173            2,801      6,754
  Other, net                                       173       113              254        272
                                               -------    ------          -------    -------
                                                 3,776     8,251           10,694     24,594
                                               -------    ------          -------    -------

OPERATING INCOME (LOSS)                           (996)       21           (1,986)       589

Interest income                                      1                         30
Interest expense                                  (111)     (154)            (321)      (457)

INCOME/(LOSS) BEFORE INCOME TAXES
AND EXTRAORDINARY ITEMS                         (1,106)     (133)          (2,277)       132

Provision for income taxes                                    10                         286

Minority interests                                            72                         548
                                               -------    ------          -------    -------

LOSS BEFORE EXTRAORDINARY INCOME                (1,106)     (215)          (2,277)      (702)

Extraordinary income                                         300              900
                                               -------    ------          -------    -------

NET INCOME (LOSS)                              $(1,106)      $85          $(2,277)   $   198
PER SHARE - PRIMARY:
  LOSS BEFORE
  EXTRAORDINARY ITEMS                          $  (.15)   $ (.02)         $  (.28)   $  (.06)
Extraordinary income                                         .03              .08
                                               -------    ------          -------    -------
NET INCOME (LOSS)                              $  (.15)   $  .01          $  (.28)   $   .02
                                               =======    ======          =======    =======


The accompanying notes are an integral part of these financial statements

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     Nine Months Ended
                                                                --------------------------
                                                                June 30            June 30
                                                                  1995               1994
                                                                -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income (loss)                                               $(2,277)           $   198
Adjustments to reconcile net income to
  net cash provided by or (used) for operations:
Depreciation and amortization                                       260                929
Write down of income tax accrual                                                      (900)
Minority interest                                                                      548

Changes in assets, (increase)/decrease
  and liabilities, increase/(decrease):
    Accounts receivable                                            (879)             3,337
    Inventories                                                     749              1,740
    Prepaid expenses                                                (56)               254
    Accounts payable                                                415             (1,903)
    Deferred revenue                                              1,172             (1,028)
    Accrued income taxes                                                               124
    Accrued expense                                                 586             (2,143)
                                                                -------            -------
Cash flows provided by (used for) operating activities              (30)             1,156
                                                                -------            -------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
-------------------------------------------------------
Purchases of property, plant and equipment                       (1,299)              (230)
Capitalized software                                                                  (442)
Sale of equipment                                                                      456
Sale of SGA Pacific, Ltd., net of cash                            1,045
                                                                -------            -------
Net cash used for investing activities                             (254)              (216)
                                                                -------            -------

CASH FLOWS PROVIDED BY/(USED FOR) FINANCING ACTIVITIES:
-------------------------------------------------------
Proceeds from issuance of notes payable                           1,460                622
Principal payments on notes                                        (986)            (1,947)
Principal payments on accrued taxes                                                   (133)
                                                                -------            -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                474             (1,458)
                                                                -------            -------
Effect of exchange rates on cash                                                      (199)
                                                                                   -------
Increase (Decrease) in cash                                         190               (717)
Cash at beginning of period                                         230              1,166
                                                                -------            -------
Cash at end of period                                           $   420            $   449
                                                                =======            =======
Cash paid during the period for:
Interest                                                        $   321            $   399
                                                                =======            =======
Income taxes                                                    $     0            $   215
                                                                =======            =======


The accompanying notes are an integral part of these statements.

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

2.      INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                                     June 30,    September 30,
                                                       1995          1994
                                                     --------    -------------
Materials, subassemblies and service spares           $1,406        $2,715

Work in process                                          163           297

Finished goods                                             0         1,415
                                                      ------        ------
Total Inventories                                     $1,569        $4,427
                                                      ======        ======


3.      EXTRAORDINARY ITEMS:

        The Company recognized extraordinary income for the three month period ended June 30, 1994, of $300,000, and for the nine month period ended June 30, 1994, of $900,000, resulting from a decrease in the estimated Federal income tax liability relating to a 1988 settlement agreement with the I.R.S., as described in Note 6 to the consolidated financial statements included in the Company's 1994 annual report on Form 10-K.

4.      EARNINGS PER COMMON SHARE:

        Primary earnings or loss per common share for the three and nine month periods ended June 30, 1995 and 1994 is based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

        Weighted average shares outstanding are 7,391,776 and 8,253,865 for the three and nine month periods, respectively, ended June 30, 1995, and 11,366,776 for the three and nine month periods ended June 30, 1994.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL DATA

        For a complete understanding of the financial analysis presented in
Item 2, please refer to the attached schedules:

                          A.      Consolidated Sales
                          B.      Consolidated Gross Margin
                          C.      Consolidated Expenses

        Effective in October, 1994, the Company's Pacific Basin subsidiaries in Australia, New Zealand and Singapore were sold to Sanderson Technology Limited for $2,000,000 in cash and notes, plus 4,100,000 common shares of the Company which had been owned by Sanderson. The Company retired the shares on December 1, 1994. (See Notes 8 and 11 to the consolidated financial statements included in the Company's 1994 annual report on Form 10-K).

        In order to better analyze results for the three and nine month periods ended June 30, 1995 and 1994, certain financial schedules have been prepared with the two General Automation Group Business Segments, product and service, reported separately. Within these two segments, Domestic (USA generated) and Pacific Basin data are segregated.

SALES

        Domestic product sales decreased $330,000 for the three month period ended June 30, 1995, as compared to the same three month period last year, primarily due to decreased Dealer and International revenues of $317,000 and $13,000 respectively.

        Domestic product sales decreased $520,000 for the nine month period ended June 30, 1995, as compared to the same nine month period last year, primarily due to decreased Dealer and International revenues of $388,000 and $132,000 respectively.

        The decrease in revenues experienced during the three month and year-to-date periods are directly attributable to the decline in Dealer/VAR orders for the Company's Advantage Series of processors and a two month delay in the new product introduction of the Power Advantage line.

        Domestic service revenues decreased $93,000 in the three month period ended June 30, 1995 compared to last year. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues. It is anticipated that additional service revenues will be generated by GA s newly formed professional services group.

        In March of 1995, General Automation, Inc. and SunRiver Data Systems, Inc. signed a letter of intent to form a strategic partnership to consolidate their PICK systems businesses into a single entity under the General Automation name. The strategic partnership began operations effective May 22, 1995, whereby existing SunRiver and General Automation resellers have access to products and services of both firms.

        Management believes that in the future, the Company will see declining revenues from its own manufactured hardware. The decline is planned to be offset with the introduction and market acceptance of new hardware produced by other manufacturers under OEM agreements. In addition, management has directed attention and resources to developing direct open system solutions, in the library management, service, and hospitality markets, to provide future sources of revenue and profit.

GROSS MARGIN

        The overall domestic gross margin percentage for products and service decreased 8 percentage points for the three months ended June 30, 1995, and 5 percentage points for the nine months ended June 30, 1995, as compared with the previous year. Product gross margins decreased 40 percentage points and 19 percentage points respectively, due to a large percentage of entry level computer systems sales, which carry lower margins, low recognition of income on vertical installations, and start up and overhead costs for the strategic partnership in excess of strategic partnership revenues. Service revenue gross margins increased 12 percentage points and 3 percentage points respectively, due to reduced overhead costs resulting from the strategic partnership agreement.

        Company management believes that margins on vertical products will improve as it gains greater experience in installing the systems, inasmuch as the Company had little previous United States experience in either the Library or The Service Advantage Software products.

EXPENSES

        Domestic research and development expenses, including engineering, increased $97,000 in the three month period ended June 30, 1995 and $13,000 in the nine month period ended June 30, 1995 compared to last year. These increased expenditures are a combination of strategic partnership start up and engineering costs, and new product development coupled with the Company's decision to greatly reduce the R & D investment in hardware in keeping with its plans to market non-Company manufactured hardware products.

        Domestic selling and administrative expenses increased $266,000 in the three month period ended June 30, 1995, and $117,000 in the nine month period ended June 30, 1995 compared to the same periods last year, due to strategic partnership staff increases in the sales and marketing areas, increased use of outside services and consultants for public relations, and an adjustment of $150,000 to bad debt expense during the quarter ended June 30, 1994.

        Other expenses increased $73,000 in the three months ended June 30, 1995, and $32,000 in the nine months ended June 30, 1995 compared to the same periods last year in the U.S. These increases are a combination of increased costs due to the strategic partnership, and decreased cost of amortization of Goodwill ($27,000 and $82,000 for the three months and nine months ended June 30, 1994 respectively). Goodwill was being amortized on the purchase of SGA Pacific, Limited (SGA) which was sold at the beginning of the current fiscal year.

        Domestic interest expense increased $14,000 for the three month period ended June 30, 1995 compared with the same period in 1994 due to increased borrowings. Interest expense for the nine month period ended June 30, 1995 increased $16,000 compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company continues to operate on restricted cash resources.

        Net cash consumed by operating activities for the nine months ended June 30, 1995 was $30,000. Cash generated by increases in receivables, decreases in inventory and increases in accounts payable netted $285,000.

        Net cash of $254,000 was consumed by investing activities. The purchase of the new building and equipment consumed $1,299,000, while the sale of the Company's Pacific Basin operations provided $1,045,000.

        Financing activities provided net cash of $474,000, through new notes issued of $1,460,000, including a $1,000,000 note on the new building, offset by net payments of debt of $986,000.

        Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000 plus monthly fees, which is collateralized by domestic accounts receivable. The agreement is renewable at nine month intervals. The interest rate is prime plus 6%, but not less than 14%, payable monthly. In addition, there are other monthly costs for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will be adequate for the short term; however, it is actively seeking to secure a higher level of funding at a more competitive rate to provide additional capital for expansion. At June 30, 1995, the balance of the loan was $815,000. The line of credit contains various covenants and restrictions. At June 30, 1995, the Company was in full compliance with all covenants and restrictions.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                        CONSOLIDATED SALES - SCHEDULE A
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                       Three Months Ended
                                      --------------------
                                      June 30      June 30
                                        1995         1994
                                      -------      -------
PRODUCTS:
  Domestic                             $1,152       $1,482
  Pacific Basin                             0        3,523
                                       ------       ------
                                        1,152        5,005
                                       ------       ------

SERVICE:
  Domestic                              1,628        1,721
  Pacific Basin                             0        1,546
                                       ------       ------
                                        1,628        3,267
                                       ------       ------

TOTAL GROUP:
  Domestic                              2,780        3,203
  Pacific Basin                             0        5,069
                                       ------       ------
TOTAL GROUP SALES                      $2,780       $8,272
                                       ======       ======

                                       Nine Months Ended
                                      --------------------
                                      June 30      June 30
                                        1995         1994
                                      -------      -------
PRODUCTS:
  Domestic                             $3,799      $ 4,319
  Pacific Basin                             0       10,909
                                       ------      -------
                                        3,799       15,228
                                       ------      -------

SERVICE:
  Domestic                              4,909        5,450
  Pacific Basin                             0        4,505
                                       ------      -------
                                        4,909        9,955
                                       ------      -------

TOTAL GROUP:
  Domestic                              8,708        9,769
  Pacific Basin                             0       15,414
                                       ------      -------
TOTAL GROUP SALES                      $8,708      $25,183
                                       ======      =======

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED GROSS MARGIN - SCHEDULE B
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               Three Months Ended
                                 ----------------------------------------------
                                 June  30,     Pct. of     June 30,     Pct. of
                                   1995         Sales        1994        Sales
                                 ---------     -------     --------     -------
PRODUCTS:
  Domestic                         $(156)       (13)%       $  398        27%
  Pacific Basin                        0          0%         1,643        47%
                                   -----        ----        ------        ---
                                    (156)       (13)%        2,041        41%
                                   -----                    ------        ---

SERVICE:
  Domestic                           507         31%           319        19%
  Pacific Basin                        0          0%           380        25%
                                   -----                    ------        ---
                                     507         31%           699        21%
                                   -----        ----        ------        ---

TOTAL GROUP:
  Domestic                           351         13%           717        21%
 Pacific Basin                         0                     2,023        40%
                                   -----                    ------        ---
                                   $ 351         13%        $2,740        33%
                                   =====                    ======


                                               Nine Months Ended
                                 ----------------------------------------------
                                 June  30,     Pct. of     June 30,     Pct. of
                                   1995         Sales        1994        Sales
                                 ---------     -------     --------     -------
PRODUCTS:
  Domestic                         $  132         3%        $1,013        22%
  Pacific Basin                         0                    5,436        50%
                                   ------                   ------        ---
                                      132         3%         6,449        42%
                                   ------                   ------

SERVICE:
  Domestic                          1,394        28%         1,339        25%
  Pacific Basin                         0                    1,120        25%
                                   ------                   ------        ---
                                    1,394        28%         2,458        25%
                                   ------                   ------

TOTAL GROUP:
  Domestic                          1,526        18%         2,351        23%
  Pacific Basin                         0                    6,556        43%
                                   ------                   ------        ---
                                   $1,526        18%        $8,907        35%
                                   ======                   ======

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                  CONSOLIDATED COSTS AND EXPENSES - SCHEDULE C
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                               Three Months Ended
                                 ----------------------------------------------
                                 June  30,     Pct. of     June 30,     Pct. of
                                   1995         Sales        1994        Sales
                                 ---------     -------     --------     -------
RESEARCH AND DEVELOPMENT:
  Domestic                         $  218         8%        $  121         1%
  Pacific Basin                         0         0%           312         4%
                                   ------                   ------
                                      218         8%           433         5%
                                   ------                   ------
SELLING AND ADMINISTRATIVE:
  Domestic                            956        34%           690         8%
  Pacific Basin                         0         0%         1,483        18%
                                   ------        ---        ------
                                      956        34%         2,173        26%
                                   ------                   ------

OTHER EXPENSE:
  Domestic                            173         6%           100         1%
  Pacific Basin                         0         0%            13         0%
                                   ------        ---        ------        ---
                                       17        36%            11        31%
                                   ------        ---        ------        ---

INTEREST:
  Domestic                            110         4%            96         1%
  Pacific Basin                         0         0%            58         1%
                                   ------        ---        ------        ---
                                      110         4%           154         2%
                                   ------        ---        ------        ---

                                               Nine Months Ended
                                 ----------------------------------------------
                                 June  30,     Pct. of     June 30,     Pct. of
                                   1995         Sales        1994        Sales
                                 ---------     -------     --------     -------
RESEARCH AND DEVELOPMENT:
  Domestic                         $  457         5%        $  444         2%
  Pacific Basin                         0         0%           848         3%
                                   ------        ---        ------        ---
                                      457         5%         1,292         5%
                                   ------                   ------

SELLING AND ADMINISTRATIVE:
  Domestic                          2,801        32%         2,684        11%
  Pacific Basin                         0         0%         4,070        16%
                                   ------        ---        ------        ---
                                    2,801        32%         6,754        27%
                                   ------                   ------

OTHER EXPENSE:
  Domestic                            254         3%           222         1%
  Pacific Basin                         0         0%            50         0%
                                   ------        ---        ------        ---
                                      254         3%           272         1%
                                   ------        ---        ------        ---

INTEREST:
  Domestic                            291         3%           275         1%
  Pacific Basin                         0         0%           182         1%
                                   ------        ---        ------        ---
                                      291         3%           457         2%
                                   ------        ---        ------        ---

PART II     OTHER INFORMATION


ITEM 6      Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            27 Financial Data Schedule.

      (b)   Reports on Form 8-K:

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   GENERAL AUTOMATION, INC.



DATE:   August 11, 1995                          By:   /s/ John R. Donnelly
                                                     -------------------------
                                                       John R. Donnelly
                                                       Vice President, Finance
                                                       Chief Financial Officer