Form 10-K405/A
period 1994-09-30
GENERAL AUTOMATION INC
filed 1995-08-29
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1994 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file Number 0-5260

                            GENERAL AUTOMATION, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               95-2488811
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

17731 Mitchell North, Irvine, California                            92714
- ----------------------------------------                            -----
(Address of principle executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (714) 250-4800

Securities registered pursuant to Section 12(b) of the Act:

         Title of Class                    Name of Exchange on which registered
- ----------------------------               ------------------------------------
Common Stock, $.10 par value                       American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $3,400,211 as of December 29, 1994.

The number of shares of the registrant's Common Stock, $.10 par value, outstanding as of December 29, 1994 was 7,266,776.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 1995 are incorporated by reference into
Part III hereof, to the extent indicated herein.

                  The Index to Exhibits appears on pages 26 - 29

                                     PART I

ITEM 1.  BUSINESS

GENERAL

General Automation, Inc. ("GA" or the "Company"), incorporated in California in 1967 and reincorporated in Delaware in 1986, is a worldwide leader in developing and supporting complete open computing solutions. GA's line of open system solutions includes the newly introduced full range of Power and Power PC(TM)
- -based computers running IBM's AIX(TM) UNIX(R) System, providing identical functionality and performance of the IBM RS/6000(R) as well as its popular 680X0
- -based A200 and A500 Advantage Series systems running GA's own industry-leading R91(R) Post Relational Database Application Environment. GA also provides vertical software solutions such as its powerful ZEBRA 2000(TM) advanced library management and information system; and TSA(TM) (The Service Advantage), a fully modular and integrated service management system. It also provides full service and support services through a network of customer service representatives nationwide.

The market appears to be very responsive to the PowerPC microprocessor technology as the next generation Motorola microprocessor, replacing the 68000, and an alternate to the Intel microprocessors. IBM, Apple, Motorola, Toshiba Matsushita and Groupe Bull have all introduced or will be introducing hardware platforms based on the PowerPC microprocessor with significant price/performance improvements over existing Motorola 68000 microprocessors. General Automation believes that this product is a logical advancement for our offering to our customers that a significant portion of our revenues for the foreseeable future will be based on the PowerPC architecture. The Power PC Microprocessor products have been recently introduced into the markeplace and results on operations are nominal at this time.

The Company's headquarters, including engineering, manufacturing, corporate and administrative operations, are located in Anaheim, California, with service and sales offices in various locations throughout the United States. In addition, the Company's products are sold in Europe, Canada, Mexico, Central and South America, Guam, Taiwan, Australia, New Zealand, Singapore, Hong Kong, Africa and the People's Republic of China through distributors.

ASSOCIATION WITH SANDERSON ELECTRONICS PLC & SGA PACIFIC LIMITED.

In January 1989, Sanderson Electronics PLC ("Sanderson") made an investment in the Company through the purchase of notes convertible to Common Stock ($1.75 million) and additional warrants through the exercise of which Sanderson acquired approximately 49% of the then outstanding shares. Starting in August 1993, Sanderson has sold shares in the Company to reduce its holding to below 10% of the outstanding shares. Sanderson is a United Kingdom-based developer and supplier of applications software using the Pick Operating System. Sanderson sells turn-key computer systems to a variety of markets and acts as the UK distributor for the Company's products.

In September 1989, the Company and Sanderson announced the formation of SGA Pacific Limited ("SGA"). At formation, the Company held 29% of the outstanding stock of SGA and Sanderson and management of SGA held 49% and 22% respectively. The two firms felt that the creation of an Asian and South Pacific "premise" would open up additional business opportunities, particularly with the acquisition of AWA Limited. The Company acquired its shares in exchange for its wholly owned subsidiaries in Singapore and Hong Kong and for additional cash consideration.

Pursuant to the agreements with AWA Limited, ("AWA"), SGA acquired substantially all of the business of AWA Computers Limited, and AWA New Zealand. Together with GA Singapore, the AWA businesses formed the operating subsidiaries of SGA in Australia (General Automation Pty. Ltd.), in New Zealand (General Automation (NZ Limited) and in the Pacific Rim (General Automation Singapore Pte. Ltd.).

AWA Computers was the first company to introduce the Pick Operating System to the Australian market. AWA has been Australasia's leading supplier of Pick-based computer systems since 1976, and became GA's exclusive distributor in Australia and New Zealand in 1986. Additional products of the AWA business that were acquired include vertical market software solutions for libraries, museums, art galleries, local and national governments, commercial businesses, water and power billing systems, and, under license, GA's Maxial hotel management package. Vertical products are defined by GAI as those completed Software Programs, installed on many different platforms to provide solutions to End-User requirements in specific market segments.

On November 10, 1994, the Company sold its remaining 51% interest in SGA to Sanderson Technologies, Ltd. For details of this transaction, see Acquisitions at Divestitures (following) and Note 12 to the Consolidated Financial Statements.

The Company's associations with Sanderson and SGA bring the potential for cross-marketing software packages in areas where they are not presently available. The Company has introduced, to the United States, ZEBRA 2000(TM), a library management system, from its SGA subsidiary and continues to explore the introduction of certain other specialized software packages into the US market. In summary, Sanderson and SGA remain large distributors of the Company's products with GA owning no shares in either firm; Sanderson owns under 500,000 shares of GA stock.

ACQUISITIONS AND DIVESTITURES

In June 1990, the Company sold its remaining 55% interest in its United Kingdom subsidiary to Sanderson Electronics, PLC for loan forgiveness of $1,250,000, operating cash of $475,000 and 22.8% of the outstanding shares of SGA Pacific, Limited, giving the Company a 51% interest in SGA. Subsequently, in January 1992, the Company sold its remaining 45% share of GAL to Sanderson. The Company's motives for disposing of its interest in this subsidiary were primarily due to poor financial results and the opportunity to increase its ownership in SGA Pacific Ltd. Sanderson being a UK firm was in a better position to manage and direct this subsidiary. See Note 8 to the Consolidated Financial Statements included in this Form 10-K.

In January 1990, the Company acquired the assets, technology and customer base of C.I.E. Systems, Inc. (C.I.E.) from the parent C. Itoh Electronics, Inc. The parent company had made the business decision to move away from this market and General Automation, Inc. saw this as an opportunity to add additional sales volume to is hardware and service business segments with only nominal absorption effort since both firms then currently served the same markets. The Company purchased the assets of CIE Computer Systems for $4,000,000. The purchase terms called for a $250,000 down payment in January, 1990, along with a non-interest bearing note payable to C. Itoh Corporation for $3,750,000 to be paid through quarterly payments of $250,000 beginning in April 1990. This note has since been paid. The CIE Computer Systems were fully integrated into the Company's existing product lines and the specific contributions to the Company's revenues for the years since the acquisition are not available. C.I.E. had annual sales of approximately $13 million prior to the acquisition by the Company.

In October 1992, the Company signed an agreement to form a holding company with Krypton Group, Ltd., Eurosystems GA Ltd. ("Eurosystems"), a UK corporation. Under the terms of the agreement the Company received 61% of the common shares of Eurosystems in exchange for its shares in General Automation France SA, General Automation SA, (Belgium), and General Automation Italia SpA (Italy). Krypton Group Ltd., ("Krypton"), a UK corporation, received 39% of the common shares in exchange for its 100% share holding in Eurosystems Belgium SA and Eurosystems SA (France), its 55% share holding in Eurosystems GmbH (Germany) and its 85% share holding in Eurosystems Maintenance SA (France). The Company considered that the formation of a holding company, which held the GA subsidiaries in Belgium, France and Italy, had an enhanced prospect for growth and stability through local management. Krypton already was in business in the product areas served by these firms, and offered local support and direction. In the ensuing year, GA divested its holdings to the local holder, Krypton Group Ltd., for cash and a $990,000 note. The main reason for this decision was economic, in that future profitability of Eurosystems GA Ltd. was uncertain.

On October 29, 1993, with retroactive effect from September 30, 1993, the Company sold its 61% share holding in Eurosystems to Krypton. Eurosystems companies remain the distributors of the Company's products in Belgium, France and Italy (see Note 8 to the accompanying Consolidated Financial Statements).

On November 10, 1994, the Company completed the sale of its 51% interest in SGA Pacific, Limited to Sanderson Technologies for $2,000,000 in cash and notes receivable, plus 4,100,000 shares of the Company's common stock held by Sanderson (see Notes 8 and 12 to the Consolidated Financial Statements.) SGA Pacific, Ltd. (now Sanderson Pacific, Ltd.) continues as a General Automation dealer in Asia and the South Pacific for hardware and software products. Additionally, Sanderson Pacific, Ltd. sells the GA Maxial hotel property management software throughout their marketplace under a licensing agreement which GA receives royalty income from this product. Further, GA markets a vertical product called Zebra 2000, for library management for which Sanderson Pacific receives royalties. Other transactions between the two companies also occur such as consulting and training.

The Company's objectives are to provide data management and computing solutions in two key areas:

1. To provide a cost-effective application environment for its Dealer/VAR (Value Added Reseller) customers on which they can run their PICK application software in a cost-effective and efficient manner. This is accomplished by providing its R91 Post Relational Database Application Environment software and state of the art hardware platforms coupled with a high-rated service and support organization and:

2. to provide complete data processing solutions to selected vertical markets such as library automation and management with the "Zebra 2000" product, hotel property management with the "Maxial 2000" product, and to selected service businesses, such as telecommunications with "The Service Advantage" product.

The decision by the Company and Sanderson Electronics PLC to reduce the latter's holdings in GAI is not felt to be related or to have any impact on the Company's objectives.

PRODUCTS, CUSTOMERS AND MARKETING
GA Computers

Since their introduction in 1983, GA micro-based multi-user computer systems have evolved into a line of upgradeable high-performance, business-oriented computer systems that are adaptable to the needs of individual end-users. Within two product series, the A200 and the A500 introduced in fiscal year 1993, the Company has continued with a "design it yourself" concept that permits customers to configure systems that meet their individual needs for terminal connectibility, processor speed, memory size, disk capacity, media backup, and un-interruptable power supply. This modular concept provides end-users flexibility to upgrade easily and economically as their computer needs grow. The Company's A200 and A500 product series generated 18% of the Company's revenues in 1994, 23% in 1993 and 24% in 1992. During this three year period, no single customer or other product accounted for more than 10% of the Company's total revenues. In addition GA continues to provide performance improvement up-grades to its older products such as the 68040 80MHZ CPU, faster disk drives, and other higher capacity storage devices.

Many General Automation customers require system communications capabilities. The Company addresses these needs with networking capabilities, (Archnet and/or Ethernet). The GA networking capabilities provide high-speed data exchange among GA systems as well as remote log-on and processing. This capability allows GA to provide multiple processing resources for its larger customers. The Company announced the release of a UNIX(R) based addition to the product line, Advantix(R), in fiscal 1991, and delivered its first system in fiscal 1992. In 1993 the Company introduced a Network Communications Processor that provides Telnet and TCP/IP capabilities to their systems. In addition Advantage Plus was released which provides a DOS virtual disk and printer redirection capability.

The GA family of computers employs tested and commercially available components, peripherals and sub-assemblies, making extensive use of the Motorola 68000 family of microprocessors in its central processing units (CPUs) and terminal input/output control. Current GA computer models use MC68030 and MC68040 processors.

The state of the market for CPUs remains a dynamic one, as the manufacturers develop new technologies and processes to improve performance and price. The market for the Motorola 68000 family of CPUs continues to decline with the introduction of the PowerPC and the Intel Pentium in the same manner that the market demand for the 8080, 286 and 386 declined. Thus the reason for the Company's move to the PowerPC based systems is to provide to its customers the best price/performance products available.

In order to answer the demand for "open systems" and UNIX operating systems, in 1994 GA entered into a distribution agreement with Bull HN Information Systems, Inc. to distribute its DPX/20/RS6000 systems into the Pick dealer/VAR community as well as GA's own vertical solution channels. Additionally, the Company has several other distribution agreements. The Company also provides direct service and support for these products.

GA computers combine high performance hardware technology with the Company's enhanced version of the Pick Operating System, the R91 Post Relational Database Application Environment. This enhanced RDBS is designed as an efficient, simple-to-use tool for interactive, on-line data processing and information management. It features virtual memory management, a highly efficient file structure, a non-procedural inquiry language, many utilities, and subsystems that enhance the productivity of end-users and software developers.

Basic engineering specifications of GA computers have maintained a broad commonality of parts and components throughout the product line. This fact, together with the implementation of the same operating system throughout the product line, offers a level of compatibility that the Company believes to be a major benefit to distributors, dealers and end-users. The compatibility also enables dealers and end-users to maintain a high degree of applications software and file integrity when upgrading or enhancing a GA computer. Most GA computers are field-upgradeable.

GA's computer systems distributors in the United States are applications-oriented value-added resellers (VARs), the majority of who specialize in vertical markets. (A vertical market is the market existing in a specific industry or business segment and is distinguished from a horizontal market that is the market existing across industry boundaries in work areas such as word processing, spreadsheets and desktop publishing). These VARs combine GA systems with software applications for marketing to end-users. During fiscal 1994, the Company's larger vertical market groupings of VAR sales were in health care management, credit and collections, manufacturing and wholesale distribution.

The Company markets its products through direct mailings to its customer base, by advertisements in appropriate trade journals and publications such as Pickworld, News and Review, Library Journal, etc. In addition, the Company participates in trade shows such as Spectrum and ALA. The Company feels that it has been weak in its marketing efforts and has taken significant steps to improve those over the next 12 months by retaining the services of a marketing communications director, a marketing consultant, and a public relations firm. Its product literature has been significantly revamped and improved.

The Company also provides total computing solutions directly in the US market place to the hospitality industry with its Maxial hotel property management system, to the library sector with its ZEBRA 2000 Library Management software, and in 1994 introduced "The Service Advantage", a service company management system, into the telecommunications and cabling industry.Pursuant to an agreement with Pick Systems, the Company acquired non-exclusive, perpetual rights to implement its R91 version of the Pick Operating System, including revisions or enhancements thereto, on hardware that uses the Motorola MC68000 and PowerPC series of microprocessors, and to sublicense the system to end-users of such hardware. In consideration to this license, the Company pays a royalty to Pick Systems based upon the number and size of units shipped by the Company.

The Pick Operating System was designed as a database management operating system; it supports hierarchical, flat and relational database files. The Company believes that among the most distinctive characteristics of the Pick Operating System are its relative ease of programming, its English-like information management and retrieval language, and the speed it offers in the handling of large and complex databases. It includes an advanced, database-oriented version of the popular BASIC programming language, with automatic compilation and line-editing. In the ongoing development of GA's R91 version of Pick, the Company is working in association with Bull Information Systems to port the product to run under AIX (UNIX) on Bull's SMP PowerPC product line. This environment provides the features of a combined Pick/Unix and offers customers the latest state of the art hardware platform as a cost effective solution to their ongoing information system needs.

The Company has installed approximately 50,000 computer systems in its 28 years in business. Approximately 11,000 of these systems are based on the Motorola MC68000 family of CPU's and the Company's enhanced version of the Pick Data Base Management System. The remaining systems were minicomputers.

Maxial Systems

The Maxial applications software package is a comprehensive suite of programs designed to automate virtually every function of a modern hotel; this is known in the hospitality industry as "property management." The Maxial package has been of strategic importance to the Company's entry into vertical solutions sales with more than 100 systems installed world-wide.

Although Maxial programs can be implemented selectively by hotel management and other hospitality providers, they are designed to be installed as a completely integrated system, running on a central computer system. Various peripheral devices can be connected to the central computer, including terminals, PCs, check printers, folio printers, kitchen printers, report printers, point-of-sale terminals, security systems, and telephone interface equipment.

The design of Maxial provides flexibility and parameterization such that the same set of programs can be run in every hotel, with the programs actually executing differently under the control of the management of each individual hotel.

The Company's largest single customer for Maxial Systems is the Hyatt International Hotel chain which has installed Maxial systems in locations such as Singapore, Indonesia, Malaysia, Hong Kong, South Korea, Taiwan, Israel, Morocco, United Arab Emirates, England, Germany, Australia, New Zealand, Chile, Argentina, Mexico, France and Belgium. Since December 1988, Maxial has also been distributed under license by SGA Pacific, Ltd. (or its predecessor, AWA Computers) in the Pacific basin.

In the U.S., Maxial is currently installed in hotels operated by Sheraton, Best Western, Days Inn and a number of 4 Star Resort properties.

Although this product has received a high degree of acceptance in other parts of the world, particularly in the Pacific Basin, with sales of $924,000 and $663,000 in the Pacific Basin for 1994 and 1993; there are only 13 systems installed in the U.S. The Company is presently evaluating its position related to this product in the U.S. market.

ZEBRA 2000 Library Information and Management System

The Zebra 2000 Advanced Library Management and Information System is a complete library automation package providing a wide range of advanced features including on-line public access catalog, circulation control, acquisitions, requisitions, inventory, closed reserve, serials control and MARC data load and output.

The Zebra 2000 system may be configured to serve virtually any library including large public libraries with intricate individual operating needs, including communications with numerous branches and academic and reference libraries with highly sophisticated bibliographic organizational needs. It also serves special libraries such as those used by research establishments in the fields of law, accounting, science and other disciplines, and school and community libraries which, though small in size, may be offering a wide range of community services.

The Zebra 2000 system runs on GA's native Pick systems as well as UNIX based systems running Unidata or Pick A/P. The system has been installed in over 230 sites worldwide, (500+ libraries). After being proven to be the leader in the library industry in the Pacific Basin, Zebra 2000 was launched by GA into the US market in 1993. General Automation has over twelve (12) years of successful experience in the library marketplace and has an on-going commitment to library systems. A development facility is maintained in Singapore by SGA Pacific, Ltd. for the Zebra 2000 product with product enhancements to be expected about every six months. The flexibility of the Zebra 2000 systems is one of the keys to acceptance of the General Automation, Inc. in North America. The Company sees the industry continuing to grow at a double-digit rate for the combination of replacement and new library systems.

While the competition for library automation products is formidable in the United States, the Zebra 2000 system is a fully integrated solution with extreme flexibility. This, coupled with GA's ability to provide a single source for hardware, applications software and support service, provides a competitive edge that GA hopes to capitalize upon over the next few years. Many firms sell products into this marketplace, but the chief competitors to our Zebra 2000 systems include Amertech, GEAC, Gaylord and Sirsi.

To date, eight systems have been sold in the U.S., seven during fiscal 1994. All of these systems are scheduled to be completely installed early in fiscal 1995. $513,000 of revenue was recognized in 1994. An additional $378,000 of revenue will be recognized as the systems are completed.

Service Advantage Systems

The Service Advantage product is a full featured, fully integrated service company management system and runs on GA native PICK systems as well as UNIX based systems under VMark. The systems provides call handling and dispatch, job costing and bid/proposal management, inventory control, purchasing, accounting and general ledger, marketing and sales lead tracking (including scripted telemarketing), and office automation functions to fully automate the service company operation.

The base product was originally developed by Service Automation Systems ("SAS"). SAS was acquired by Houston Data Center ("HDC") who sold the product primarily to the heating, ventilating and air conditioning business sector. In May, 1994, the Company acquired the rights to this product as an offset to an uncollected receivable balance owed to the Company by HDC. The Company received the non-exclusive right to market the product in all market sectors, except the heating, ventilation and air conditioning sector which was sold to another party.

The Company made the decision to focus its marketing and sales of this product into the higher end service business, beginning with the telecommunications industry. Such systems will typically sell in the $50K to $75K range. The Company has completed the sale of two (2) of these systems since May of 1994 and has signed a contract to complete a third installation started by HDC. The specific market size and growth rate is not known at this time.

The Company will continue to market its product through its direct sales force. The Company has developed new product literature, a sophisticated demonstration program, and reference sites to support its planned penetration into the higher end service sector. The product itself has successfully competed against as many 35 competitors and was considered superior by those who have since acquired the systems. We do not see a competitive barrier in marketing this product. In FY 1994, the company recorded revenues from this product and anticipate significant increase revenue in FY 1996, although no assurances can be given.

Foreign Operations and Export Sales

The Company's foreign operations contributed approximately 61% to the Company's sales in fiscal 1994, as compared to 69% for 1993 and 66% for 1992. In 1994, the Company realized revenues of $21.2 million from its majority owned subsidiary SGA Pacific Ltd. This subsidiary has been sold effective November 10, 1994. These revenues were generated through operations in Asia and the South Pacific. In future years, General Automation will not be consolidating these revenues; however , we do expect to see a continuing relationship with SGA Pacific as a supplier of our products to the Pacific Basin and a source of royalty income as they market and install the Maxial hospitality software, owned by the Company. See Notes 7 and 8 to the accompanying Consolidated Financial Statements included in this Form 10-K for additional information relating to the Company's international operations, including financial information concerning operations by major geographic areas.

Customer Service Operations

General Automation has an established customer services operation in the United States representing 50% of the Company's revenue derived from U.S. operations. In fiscal 1994, the majority of the customer service revenues were generated by the hardware maintenance contracts covering General Automation's microprocessor-based product family. The Company contracts with dealers and end user customers to provide both telephone diagnosis and assistance, and on-site hardware repair. Customer services operations have established GA personnel in 20 cities throughout the United States. To expand geographic coverage, the Company continues to subcontract with third party maintenance organizations located in secondary cities throughout the U.S. and Canada to provide on site services under the direction of GA technical support personnel.

In the past two years, the customer services operations were expanded to include both operating software support for the R91 software and application support for the vertical solution products. (Maxial, TSA, and Zebra 2000). Significant growth was seen in this area in both 1993 and 1994. GA Dealers and end user customers may receive telephone service on either a contractual or per-call billable basis.

In the last quarter of fiscal 1993, the Company further expanded its services program by offering a series of operating software training seminars targeted to the R91 end user customer base.

In international markets, the Company provides customer service and field maintenance for its products through master distributors and authorized dealers.

As the Company continues to move into vertical solutions, the make-up of service personnel must change in order to provide support for the various software products. The vertical programs as well as the distribution program are expected to add significantly to service revenue in the next few years.

RAW MATERIALS

Raw materials essential to the Company's business are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of the Company's products can be obtained only from a small number of suppliers. Products are designed to use pre-tested and readily available components. Most of these components are purchased from several suppliers and are subject to blanket purchase orders. In those situations in which the Company purchases components from a single supplier, it believes that alternative commercial suppliers of such components are readily available. The Company purchases the Motorola MC68030 and MC68040 microprocessors from several independent distributors; however, if Motorola Corporation should discontinue manufacturing such microprocessors (which it currently manufactures in at least two separate manufacturing facilities), an event which the Company considers to be unlikely, the Company's operations would be adversely affected. In recent years the Company has experienced no significant difficulty in procurement of necessary components.

COMPETITION

Competition in the computer hardware market is intense and is characterized by constant price performance improvements and the frequent introduction of new and more cost effective products caused by rapid technological advances. The Company in the past has been able to keep pace with these technological changes. During the last 12 months, it has become more apparent that the Company cannot continue to compete effectively with its own hardware platforms and has made the decision to focus its resources on the integration and distribution of hardware products engineered and manufactured by other companies, such as IBM and Bull HN Information Systems ,with GA value added features such as its R91 Post Relational Database Application Environment, and full service and support. The addition of non-GA manufactured products to the Company's product offerings, such as IBM and Bull HN Information Systems, are expected to more than offset the sales erosion of GA manufactured products, with the goal to maintain or increase the level of earned profits through this higher volume. The transition period is expected to adversely impact earnings through mid 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company competes domestically in three markets, computer hardware, vertical applications, and service. The hardware competition has been discussed elsewhere. The vertical applications have different competitive pressures with the Zebra 2000 product enjoying an advantage in flexibility and offering certain features attractive to the user and is priced to effectively compete in price for most of the system sizes being acquired. The Advantage Service product was launched in mid 1994 with a broad range of features and functions. This product is considered to be at the leading edge of the systems being marketed. The Company does not consider itself a price leader in any of the markets.

Competitive factors in the marketplace include the ability to understand and solve customer problems, price, ability to service and support, and past performance. The Company competes with a number of companies, many of which have substantially greater resources and are better known than the Company. Such competitors include Data General Corporation, Digital Equipment Corporation, Hewlett-Packard Company, and International Business Machines. At the same time a number of companies that were major competitors in GA's market place have ceased to be major competitors for various reasons and include the following: ADDS, Novadyne Computers Systems, Inc. (formerly McDonnell Douglas Computers Systems Company), Amertek, Prime Computers, and Sanyo-Icon among others. The Company now finds itself in a position where it is one of the few remaining suppliers to the PICK market place and intends to capitalize on its position.

The effects of the decision to change the Company's focus as discussed above, are yet to be felt by the Company. The decision to add non GA manufactured products to our offering was made late in fiscal 1994 with implementation still being completed. The effects are expected to result in an increase to the Company's hardware sales later in 1995. The decision which brought the Company into the vertical markets with its Zebra 2000 and The Service Advantage was made in late 1993 and mid 1994. The Company has enjoyed some success in selling these products but they still require development efforts to enhance the products. The Company continues to devote significant resources in these areas which adversely impacted profits in 1994 and is expected to also erode 1995 results.

PRODUCT DEVELOPMENT

Because of rapid technological changes, the computer industry requires continuous expenditures to develop and improve computer products. For fiscal 1994 the Company spent approximately $1.8 million for product development. For the years ended September 30, 1993 and 1992, the Company spent approximately $1.7 million and $2.1 million respectively. These amounts do not include customer-funded product development costs, which were not material during such periods. Currently, resources are dedicated to the enhancement of its vertical products (Zebra 2000 and The Service Advantage). These expenditures, along with previously capitalized software development for the R91 (Pick) operating system, are all associated with products already introduced to the marketplace and contributing to the Company's revenues. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board; all other costs associated with the product development are charged to operations as incurred.

PATENTS AND TRADEMARKS

The Company holds trademarks protecting its trade names and symbols. The Company's major product line utilizes Pick software as its operating system. The Company is authorized, on a non-exclusive basis, to use and sublicense the use of the Pick software indefinitely, in accordance with the terms of a license agreement. The Company does not rely upon and does not believe that its success is dependent upon patent protection; rather, the Company believes that its success is dependent upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products. Invalidation or cancellation of the Pick license, however, could adversely impact the Company's business, although management believes that there are alternative courses of action which could be pursued.

MANUFACTURING

The Company has manufacturing facilities at its main location in Anaheim, California. Manufacturing processes are further enhanced by the purchase from outside vendors of complete subassemblies for various portions of the products and by coordinated engineering designs that allow common parts and processes for a majority of the GA product line. The manufacturing facility was operating at 75% capacity at September 30, 1994.

Manufacturing facilities include system assembly and integration, QA and testing, and final preparation and packaging.

BACKLOG

GA computer orders from dealers and other customers generally specify delivery dates of 30 days or less; the Company rarely receives an order that has scheduled delivery dates beyond three months. Because of these ordering/delivery patterns, the backlog at the end of a period may appear to be low and not representative for projecting future revenues for succeeding months.

The compressed order-delivery cycle mentioned above, can result in period-to-period fluctuations in the Company's revenues since it is dependent upon short term orders which can be deferred or delayed by the dealers and thereby dramatically influence the current period revenues.

At September 30, 1994 the Company had a manufacturing backlog of $2.8 million. At September 30, 1993 and September 30, 1992, the manufacturing backlog was $4.1 and $2.0 million, respectively.

EMPLOYEES

The Company had approximately 275 employees at September 30, 1994. Of such employees, approximately 175 were engaged in the Company's foreign operations. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union. As of the completion of the sale of SGA Pacific, Ltd., to Sanderson Technologies, Ltd., the 175 foreign employees shown above are no longer employees of the Company. See Note 12 to the Consolidated Financial Statements.

GOVERNMENT REGULATIONS

While the Company has an obligation to support all environmental regulations, the company does not operate a type of business whose activities are likely to require any special measures to ensure compliance. The Company is subject to certain Federal, state and local provisions relating to protection of the environment. The Company does not believe that any material capital expenditures will be required for compliance with such provisions or that such provisions will have any material effect upon its earnings or competitive position.

ITEM 2.  PROPERTIES

The Company's executive offices and principal manufacturing facilities are being moved to a 20,000 square foot facility in Irvine, California, which has been purchased by the Company (see Note 12 to the Consolidated Financial Statements). It is believed that this facility will serve the Company's current and future needs. The Company is in the process of sub-leasing the Anaheim facility for the balance of the lease period ending February 29, 1996.

At September 30, 1994, the Company's year-end, the Company had a remaining exposure of $256,000 for the balance of its Anaheim facility; as a precaution against the event that the property could not be leased, a $128,000 reserve was established on the books, or half of the exposure. In the event that the full term of the lease passes without a new lessee, the Company faces an additional exposure of approximately $126,000.

The move of the Company to its new Irvine, California location was dictated by several factors: 1) The Anaheim facility was larger than needed under the Company's current and anticipated business operations; the facility was built by GA at a time when high-bay space was required in the manufacturing of computers. This is no longer the case. 2) The cost of operating the facility was approximately 50% higher than it would be in the new building; annualized, this could total to nearly $175,000 in savings. 3) The new facility is in a much more attractive and prosperous area, which offered greater security to the Company's property and personnel. The relocation is not expected to cause any material disruption in the Company's operations.

The Company also leases space in ten (10) states, primarily for sales and service offices.

For further information regarding lease commitments, see Note 10 of Notes to Consolidated Financial Statements included in this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings generally incidental to its business. The ultimate disposition of these proceedings is not presently determinable, but in the opinion of the Company, these proceedings will not have a material effect on the business or financial position of the Company and have been adequately provided for in the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The table below provides certain information regarding the selling price of the Company's Common Stock for the two fiscal years ended September 30, 1994 and September 30, 1993. The Company's Common Stock is listed on the American Stock Exchange and is quoted under the symbol GA. The following table sets forth the range of high and low prices for the Common Stock of the Company for the fiscal quarter indicated, as reported by the American Stock Exchange.

                                                          Sale Prices
                                                          -----------
                                                      High           Low
                                                      ----           ---
Fiscal Year Ended September 30, 1994

         Fourth Quarter                            $    5/8        $ 5/16
         Third Quarter                             $    3/4        $  5/8
         Second Quarter                            $  17/16        $  3/4
         First Quarter                             $1-11/16        $11/16

Fiscal Year Ended September 30, 1993

         Fourth Quarter                            $  13/16        $ 7/16
         Third Quarter                             $  11/16        $  1/2
         Second Quarter                            $    3/4        $  1/2
         First Quarter                             $   1.00        $  5/8

The approximate number of holders of record of Common Stock of the Company as of December 10, 1994 was 1,008.

The Company has never paid a dividend on its Common Stock. The Board of Directors reviews the financial condition of the Company periodically and evaluates whether to declare dividends. Given the Company's present financial condition and net operating losses in recent years, the Company does not believe that it would be permitted to pay a dividend under applicable state laws.

In determining whether a security warrants continued listing on the American Stock Exchange (the "Exchange"), the Exchange does not rely on any precise mathematical formula. Rather, it considers many factors, including the degree of investor interest in the issuer of the security, the issuer's prospects for growth, and whether the security has suitable characteristics for auction market trading. The Rules of the Exchange provide, however, that the Exchange will normally consider delisting a security if any one of a number of events shall occur, including the following: (i) the issuer has stockholders' equity of less than $4,000,000 and has sustained losses from continuing operations in three of its four most recent fiscal years, or (ii) the security has traded for a substantial period of time at a low price per share. The Company has sustained losses before extraordinary items in each of its last three fiscal years, and the Company's stockholders equity as of September 30, 1994, its most recent fiscal year-end, was $3,246,000. Moreover, the Company's Common Stock has traded at less than $1.00 per share during most of the preceding two years. The Company has received no notice that the Exchange has taken formal action to review the continued listing of the Company's Common Stock; however, there can be no assurance that the Exchange will not take such action. The Company's officials have discussed the company's position within the review guidelines and the Exchange is more involved in helping the Company come closer to the American Stock Exchange guidelines rather than devoting time to delisting actions. In the event that a delisting review was necessary, the procedures outlined in Section 1010 (Delisting Procedures) of the American Stock Exchange guide entitled "Rules and Policies to Companies with Securities Listed on the American Exchange" would be implemented. The timing of such an action is uncertain, depending upon meetings, appeals, etc.

ITEM 6.     SELECTED FINANCIAL DATA

                                                                                       Three Months
                                                         Year Ended                        Ended       Year Ended
                                                        September 30                   September 30     June 30
                                             --------------------------------------    ------------     -------
                              1994(7)        1993(6)      1992(1)(3)     1991(2)(4)      1990(3)          1990
                              ----           ----         ----           ----            ----             ----
                                                  (In thousands, except per share data)
Sales, net                    $34,614        $42,878        $45,205        $48,647       $12,267        $39,248
                              -------        -------        -------        -------       -------        -------
Income (loss) from
  operations                    1,300           (351)            42          1,756          (237)           434
                              -------        -------        -------        -------       -------        -------
Income (loss) before
  extraordinary items            (473)        (1,477)          (964)           222          (612)          (815)
Extraordinary items               900            900          1,108             74           594
                              -------        -------        -------        -------       -------        -------
Net Income (loss)             $   427        $  (577)       $   144        $   296       $  (612)       $  (221)
                              =======        =======        =======        =======       =======        =======
Income (loss) before
extraordinary items              (.04)          (.13)          (.08)           .02          (.05)          (.08)
Extraordinary items                              .08            .08            .09           .01            .06
                              -------        -------        -------        -------       -------        -------
Net Income (loss)             $   .04        $  (.05)       $   .01        $   .03       $  (.05)       $  (.02)
                              -------        -------        -------        -------       -------        -------

Working capital               $ 2,725        $ 1,457        $ 3,450        $ 5,619       $ 7,011        $ 7,453
Total assets                   18,041         22,456         23,618         29,368        30,845         23,515
Total debt                      4,247          5,307          5,490          8,571        10,007          7,920
Shareholders' equity(5)       $ 3,246        $ 2,264        $ 3,442        $ 3,106       $ 2,662        $ 3,353

(1) The Company closed its German subsidiary in the Fourth Quarter of 1992. See Note 8 to the Consolidated Financial Statements included in this Form 10-K.

(2)       The Company changed its fiscal year to September 30 during fiscal
          1991.

(3) The Company sold 55% of its share of General Automation, Ltd. (U.K.) ("GAL") to Sanderson Electronics, PLC, ("Sanderson") on June 30, 1990 and sold its remaining 45% of GAL to Sanderson on January 20, 1992. During the period July 1, 1990, through January 20, 1992, while the Company owned 45% of GAL, the Company accounted for its minority interest in GAL on an equity basis. See Note 8 to the Consolidated Financial Statements included in this Form 10-K.

(4) On July 1, 1990, the Company purchased an additional 21.8% share of SGA Pacific, Ltd. ("SGA") making the Company a 51.1% owner of SGA. Since that time, the financial statements of SGA have been consolidated with the results of the Company.

          See Note 8 to the Consolidated Financial Statements included in this Form 10-K.

(5) No dividends have been paid on the Company's Common Stock during any of the periods presented. See Item 5 for discussion of dividend restrictions.

(6) On October 29, 1993, with retroactive effect from September 30, 1993, the Company divested its European operations. See Notes 7 and 8 to the Consolidated Financial Statements.

(7) On November 10, 1994, with retroactive effect from October 1, 1994, the Company divested its Pacific Basin operations. See Notes 7, 8, and 12 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported a net profit for the year ended September 30, 1994 in the amount of $427,000, compared with a net loss of $577,000 and net income of $144,000 for the years ended September 30, 1993 and 1992, respectively.

Sales                                            NET SALES
                                              (In thousands)

                                                Year Ended
                                               September 30
                                ------------------------------ ------------
                                1994               1993                1992
                                ----               ----                ----
Products:
 Domestic                     $ 6,301             $ 5,759             $ 7,610
 Europe                         3,313               3,156
 SGA                           14,983              12,077              15,968
                              -------             -------             -------
                               21,284              21,149              26,734
                              -------             -------             -------

Service Revenues:
 Domestic                       7,121               7,742               7,925
 Europe                         8,930               5,563
 SGA                            6,209               5,057               4,983
                              -------             -------             -------
                               13,330              21,729              18,471
                              -------             -------             -------

Total Sales                   $34,614             $42,878             $45,205
                              =======             =======             =======

The three-year table above shows a U.S. decline in revenues in products and services over 1992. The erosion in revenues is due to the very aggressive pricing policies from our competition, both in the products and services areas. An additional factor is the maturation of our hardware products, which, if not replaced by GA hardware, often leads to the service contract being placed with another service organization. The impact of the new products has not been realized in this time period. Subsequent years should see the reflection of these new products.

1994 vs. 1993

Excluding revenue contributions by Eurosystems GA, Ltd. in 1993, total sales increased $3,979,000 or 13.0% in 1994 over 1993. Product sales in the U.S. increased 9.4% or $542,000, primarily through library vertical sales and SGA's sales increase of $2,906,000, an increase of 24.1% over the prior year. Increases in SGA were primarily attributable to increases in vertical sales. The vertical sales increases by SGA Pacific Ltd. in 1994 were due primarily to the Singapore port award.

The revenue increases shown above were accomplished without price increases; the intense nature of the competition prevents aggressive upward pricing policies. The introduction of new products will generate new sales through acceptance in the marketplace of the product, but is unlikely to allow for enhanced margins.

Excluding Eurosystems, service revenues increased $531,000. Domestically, service revenues decreased $621,000, due to termination of contracts on older systems, coupled with decreases in sales of new systems. Termination of contracts is a normal part of the business. As computers grow older, they are no longer covered under contracts. Increased competition has also caused some sales attrition. Most of the competition faced in maintaining the customer base comes from a number of third party service providers; these firms are not generally hardware producers. In the Pacific Basin service revenues increased $1,152,000, due to new installations of Library, Maxial and other verticals throughout the Pacific Rim.

1993 vs. 1992

Total sales for fiscal 1993 decreased $2.3 million from 1992. Product sales decreased $5.6 million. Charges in product sales by geographical area are as follows:

          United States             $(1.9) Million
          Europe                      0.2  Million
          Pacific Basin              (3.9) Million
                                    $(5.6) Million

Decreases in the U.S. and Pacific Basin are largely attributed to recessionary pressures throughout 1993 and reduction in selling prices of computer equipment.

Service revenues for fiscal 1993 increased $3.3 million from fiscal 1992. European service revenues increased $3.4 million, which is attributable to the new customer base received in the acquisition of Eurosystems, GA Ltd. in October, 1992. Service revenues in the United States and Pacific Basin were about the same for both 1993 and 1992. The percentage of service revenues to total sales in SGA Pacific is lower than that experienced in the United States and, in prior years, in Europe. The product sales mix of SGA Pacific is somewhat different from the parent, in that a large portion of their sales are made up of systems containing hand-held terminal devices which do not lend themselves to large revenue service contracts; they are more often replaced rather than having them repaired. This imbalance is of no concern to GA's future since this operation has been sold.

For the year ending September 30, 1995, the Company will re-focus its direction to provide open computing solutions to its current dealer base as well as selected end user markets. Other market opportunities in vertical solutions and hardware distribution will be evaluated and exploited as appropriate.

Regarding Company manufactured computer sales, total revenues are expected to continue to decline as the Company refocuses its efforts in other directions. The addition of non-GA manufactured products to the Company's product offerings, such as IBM and Bull HN Information Systems, are expected to more than offset the sales erosion of GA manufactured products, with the goal to maintain or increase the level of earned profits through this higher volume. The transition period will adversely impact earnings through mid 1995.

The service segment of the Company provides help desk and on site service for all GA systems at end user sites in the US and generated half of the Company's revenues. This business is facing ever increasing competitive pressures as well as decreased GA hardware sales which are depressing growth and present a picture of flat revenues. As the Company moves more into vertical solutions and distribution of non-manufactured products, the domestic service organization will provide service and software support.

For much of its history, GA has had significant foreign transactions. Such sales are conducted in U.S. dollars. Its foreign subsidiaries were subject to foreign currency fluctuations, and such gains or losses recorded on a current basis. GA no longer has foreign holdings subject to currency fluctuations, thereby avoiding future currency risks.

The Company has approximately 1,200 service customers. The normal service contract is for a year or more and invoiced in advance of the period in which the service is to be performed. The pricing is done per a fixed price schedule and calculated according to the equipment and or software to be maintained.

GROSS MARGIN

                                                      GROSS MARGIN
                                                     (In thousands)

                                                       Year Ended
                                                      September 30

                               1994                  1993                    1992
                               ----                  ----                    ----
                                         %of                     %of                    %of
                              Amount    Sales       Amount      Sales       Amount     Sales
                              ------    -----       ------      -----       ------     -----
Products:
 Domestic                    $ 1,954     31.0      $ 2,404       41.7      $ 3,709      48.7
 Europe                                              1,373       41.4        1,323      41.9
 SGA                           7,567     50.5        6,019       49.8        7,727      48.4
                             -------               -------                 -------
                               9,521     44.7        9,796       46.3       12,759      47.7
                             -------               -------                 -------

Service and Support:
 Domestic                      1,773     24.9      $ 1,785       23.1        1,232      15.5
 Europe                                              3,944       44.2        2,219      39.9
 SGA                           1,751     28.2        1,315       26.0          445       8.9
                             -------               -------                 -------
                               3,524     26.4        7,044       32.4        3,896      21.1
                             -------               -------                 -------

Total Gross Margin           $13,045     37.7      $16,840       39.3      $16,655      36.8
                             -------               -------                 -------

GROSS MARGIN

1994 vs. 1993

Excluding Eurosystems GA, Ltd. gross margin contributions increased $1,522,000 and remained at the same level as a percentage of net sales. Domestically, product gross margins decreased 10.7%, primarily due to lower margins on vertical sales and a larger percentage of low-end, low profit computer systems in the 1994 sales mix. In the Pacific Basin, a modest gross margin percentage increase of 0.7% was achieved on a much larger sales volume.

Domestic service margins increased 1.8% on a lower volume of revenue. Service revenues in the Pacific Basin increased and an increase in gross margin percentage of 2.2% was achieved.

1993 vs. 1992

The Company's overall gross profit margin increased 2.5% from 36.8% in fiscal 1992 to 39.8% in fiscal 1993. Gross margin percentages for computer systems decreased 1.4%, while service and support margins increased 11.3% from prior year levels. The largest increase in service margin was in the Pacific Basin, which increased 17.1% on about the same revenue volumes as 1992. In 1992, the Pacific Basin operation recorded a large inventory adjustment which adversely affected the service gross margin.

The Company hopes that future gross margins in domestic service will increase as the business grows, despite pressure from the increasingly competitive nature of that business segment. To offset decreasing margins from computer hardware sales, it anticipates increasing margins resulting from expanding sales of application software solutions. The aggregate of these trends is not expected to have a material impact on the Company's 1995 gross margin.

GA sells its hardware products through a nationwide dealer network, the dealers sell to the end-users, pricing their products as the competition will allow. Company pricing strategies in the past have been aimed at stimulating dealer order through pricing concessions; general price decreases or increases are not the normal technique used by the Company. The dealers generally are selling a system, complete with application software, in a "bundled" proposal, as a turn-key sale. The direct competitive pressures facing the dealers are more closely tied to the cost/benefit relationship of their proposal versus those of other firms.

NET PROFIT/(LOSS)


                                NET INCOME/(LOSS
                                 (In thousands)

                                              Year Ended
                                             September 30
                                             ------------
                                 1994            1993            1992
Domestic                         (318)             108            831
Europe                                          (1,036)          (370)
SGA                               745              351           (317)

Total Net Income/(LOSS)           427             (577)           144
                                 ====           ======           ====

1994 vs 1993

The net income (loss) figures are materially impacted by the extraordinary income of $900,000 in FY 1993 and FY 1994. The items re the result of a decrease in estimated tax liabilities. See Notes 6 and 9 to the Consolidated Financial Statements included in this Form 10-K.

1993 vs 1992

The net income (loss) figures are materially impacted by the extraordinary income of $900,000 for each of FY 1992 and FY 1993. The extraordinary income for the two years is due to a decrease in the estimated tax liability of the company. See Notes 6 and 9 to the Consolidated Financial Statements include in the Form 10-K.

EXPENSES

                                                       EXPENSES
                                                    (In thousands)
                                                      Year Ended
                                                     September 30
                         --------------------------------------------------------------------
                                1994                     1993                     1992
                         ------------------       ------------------       ------------------
                                       % of                     % of                     % of
                         Amount       Sales       Amount       Sales       Amount       Sales
                         ------       -----       ------       -----       ------       -----
Research and
  Development:
  Domestic               $   575        1.7       $   640        1.5       $   946        2.1
  SGA                      1,178        3.4         1,094        2.5         1,188        2.6
                         -------       ----       -------       ----       -------       ----
                           1,753        5.1         1,734        4.0         2,134        4.7
                         -------       ----       -------       ----       -------       ----

Selling and
  Administrative:
  Domestic                 3,700       10.7         3,754        8.7         3,311        7.3
  Europe                                            5,307       12.4         3,620        8.0
  SGA                      5,907       17.1         5,392       12.6         6,932       15.3
                         -------       ----       -------       ----       -------       ----
                           9,607       27.8        14,453       33.7        13,863       30.6
                         -------       ----       -------       ----       -------       ----

Other:
  Domestic                   300        0.9            91        0.2           299        0.7
  Europe                                                                       (42)      -0.1
  SGA                         85        0.2           (81)      -0.2          (131)      -0.3
                         -------       ----       -------       ----       -------       ----
                             385        1.1            10        0.0           126        0.3
                         -------       ----       -------       ----       -------       ----

Interest:
  GA                         376        1.1           228        0.5           561        1.2
  Europe                                               25.       0.1           (89)      -0.2
  SGA                        232        0.7           466        1.1           433        1.0
                         -------       ----       -------       ----       -------       ----
                             608        1.8           719        1.7           905        2.0
                         -------       ----       -------       ----       -------       ----

Total                    $12,353       35.8       $16,916       39.4       $17,028       37.6
                         =======       ====       =======       ====       =======       ====

Research and Development increased $19,000 from 1993 to 1994. It is the belief of management that expenditures will decline as the emphasis switches from hardware to software products. In 1993, the expense decreased $400,000 as a result of continuing reductions in staff costs and outside consultants.

Selling and administrative expense increased $461,000 from 1993 to 1994, excluding Eurosystems. In the Pacific Basin, Selling and administrative expenses increased $515,000 between 1993 and 1994, which is attributable to expenses necessary to support increase in sales volume and investments in personnel to gain additional sales. Management expects to maintain the same level of expense in the United States. The sale of Eurosystems to the minority shareholders eliminated the European expense, which was $5,307,000 in 1993. (See Note 8 to the accompanying Consolidated Financial Statements). Selling and administrative expense increased $590,000 from 1992 to 1993. In the Pacific Basin, expenses decreased $1,540,000, which is attributable to staff reductions and other cost savings measures. In Europe, the expense increased $1,687,000, of which approximately $400,000 was the result of non recurring costs.

Other expense increased $375,000 from 1993 to 1994. 1993 included credits of $309,000 from amortization of credits from the advantageous purchase of the assets of C.I.E in 1990. Other expense decreased $116,000 from 1992 to 1993. 1993 expense included a $219,000 charge due to a settlement reached with a software licensor regarding royalty payments between 1987 and 1990.

Interest expense decreased $111,000 from 1993 to 1994 due to continuing decreases to the debt balance. The expense decreased $186,000 from 1992 to 1993 due to continuing decrease in the debt balance.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate on restricted cash resources. During the Company's fiscal 1994, the Company's cash receipts exceeded the total expenditures. The Company does not see an immediate change from this tight cash position in the near future. The Company sees improvement through the successful market acceptance of its vertical products and the sale of non GA manufactured products being sold by the Company. The planned sales increase is expected to provide GA with the needed working capital to support future operations. No plans have been made to seek new equity funds.

Net cash provided by operating activities was $1,183,000. The major items generating cash were a $233,000 reduction in inventories and a $978,000 increase in accounts payable. The remainder was provided by ongoing operations

Net cash of $1,051,000 was used by investing activities in fiscal 1994 for capitalized software development costs and additions to property, plant and equipment, plus the long-term portion of a note receivable given in exchange for the Company's 61% holdings in Eurosystems GA, Ltd.

Financing activities consumed $1,193,000 from debt repayments of $2,133,000, offset by new notes payable of $940,000.

Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $700,000, which is collateralized by domestic accounts receivable. In October 1994, the line of credit limit was increased to $800,000. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, payable monthly, with a minimum of 14%. In addition, there are monthly collateral management fees charged for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. The result might require that the Company secure additional sources of financing. Management believes that these funds will be adequate, however, it continues to seek opportunities to secure additional capital for expansion. At September 30, 1994, the balance of the loan was $711,000. The line of credit contains various covenants and restrictions; at September 30, 1993 the Company was not in compliance with certain covenants, for which a waiver was obtained from the lender. This non-compliance condition was the result of the lender charging their management fees to the GA account, which then raised the loan to $711,000 versus the $700,000 cap. The situation was corrected the next business day. As of September 30, 1994, the Company was in compliance with all covenants of the agreement.

On November 10, 1994, the Company completed the agreement for the sale of its 51% interest in SGA Pacific Ltd. to Sanderson Technology, Ltd. for $1,000,000 in cash which the Company received on November 14, 1994, a note in the amount of $1,000,000 to be repaid over 24 months, bearing interest at 8%, plus 4,100,000 shares of the Company's Common Stock, which will be retired.

As explained in Note 12, the Company has purchased a building in Irvine, California. Eventually, the Company expects to experience a significant cost savings, (approximately $75,000 annually) from the move. Until February, 1996, the Company expects to be responsible for approximately 50% of the monthly rent on the existing Anaheim, California facility. During the period to February, 1996, the Company expects an additional $50,000 outlay of cash, due to residual payments of rent and moving costs, all of which is reserved at September 30, 1994.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements and Schedules on Page 30 of this report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information with respect to the directors and executive officers of the Company, see the information appearing on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 1995 under the caption "Election of Directors" and on page 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 1995 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference. Each of the Company's Directors is elected to a single year term. The Officers of the Company do not have a fixed term of office.

ITEM 11.  EXECUTIVE COMPENSATION

     For information with respect to the compensation of certain executive officers of the Company, see the information appearing on pages 9 and 10 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 1995 under the caption "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information with respect to the security ownership of certain beneficial owners and management of the Company, see the information appearing on pages 7, 8 and 9 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 1995 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information with respect to certain relationships and related transactions, see the information appearing on page 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 19, 1995 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

The Company has two loans outstanding with obligations of $500,000 and $550,000; the Company pays interest on these notes at 15% and 10% respectively. See Note 3 to the Consolidated Financial Statements included in this Form 10-K.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

               FORM 8-K

(a)  1.   Financial Statements

          See Index to Consolidated Financial Statements and Schedules on Page 30 of this report.

(a)  2.   Financial Statement Schedules

          See Index to Consolidated Financial Statements and Schedules on Page 30 of this Report.

(a)  3.   Exhibits

           3(a)       Amended Certificate of Incorporation of the Company. (1)

           3(b)       By-Laws of the Company. (2)

          10(a)       Sample Dealer Agreement with Schedule.  (3)

          10(b) Pick License Agreement dated November 23, 1982, between the Company and Pick Computer Works, Inc. (3)

          10(c) Lease, dated March 28, 1991; between the Company and Lincoln Properties Company. Premises: 1045 South East Street, Anaheim, California, as amended. (4)

          10(d) Form of Note Purchase and Warrant Agreement dated as of June 17, 1987, between the Company and the Purchasers thereof. (5)

          10(e) Amendment dated May 18, 1989 to Note Purchase Agreement dated June 17, 1987 between the Company and Paul Morigi & Company. (16)

          10(f) The following agreements by and between the Company and Sanderson Electronics PLC, all dated as of January 6, 1989, except as indicated: Purchase Agreement; 15% Convertible Senior Note in the principal amount of $500,000; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989; Pledge Agreement; Security Agreement; Common Stock Warrant Agreement (2,837,388 shares of the Company's Common Stock); Common Stock Warrant Agreement (2,500,000 shares); Common Stock Warrant Agreement ("Mirror Rights Agreement"); and Common Stock Registration Rights Agreement. (7)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(Continued)

          10(g) Amendment dated July 28, 1989 to the following agreements by and between the Company and Sanderson Electronics PLC:
                      15% Convertible Senior Note in the principal amount of $500,000, dated as of January 6, 1989; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989; Common Stock Warrant Agreement dated as of January 6, 1989 pursuant to which the Notes may be converted to 2,500,000 shares of the Company's Common stock. (8)

          10(h) Commitment Letter by and between General Automation, Ltd. and Sanderson Computers (PPS) Limited for a Floating Rate Unsecured Convertible Loan Stock. (9)

          10(i) Closing Agreement on Final Determination of Tax Liability and Specific Matters by and between the Company and the Internal Revenue Service, dated as of May 19, 1989, and as amended as of June 2, 1989. (10)

          10(j)       Articles of Association of SGA Pacific Limited.  (11)

          10(k) Agreement for sale and Purchase of Stock of General Automation Singapore Pte, Ltd. dated as of June 1, 1990, between the Company and SGA Pacific Ltd. (15)

          10(l) Share Sale Agreement dated as of June 30, 1990, by and between General Automation, Inc. and Sanderson Electronics, PLC. (15)

          10(m) The following Agreements by and between the Company and CIE Systems, Inc. all dated as of December 13, 1989; Purchase Agreement; Form of Promissory Note; Form of Secured Agreement; and Form of Guaranty. (12)

          10(n) Amendment dated January 10, 1990 to the following agreements by and between the Company and CIE Systems,
                      Inc.: Secured Promissory Note of the Company; Security Agreement; Guaranty; Instrument of Assumption; and Certain Asset Purchase Agreement. (13)

          10(o) Amendments dated February 9, 1990 relating to the Agreements dated December 13, 1989, as amended January 10, 1990 between the Company and CIE Systems, Inc. (14)

          10(p) The Company's 1991 Stock Option Plan and Directors' Stock Option Plan. (17)

          10(q) Agreement for sale of 55% of shareholding in General Automation Limited to purchase of 21.74% of the shares of SGA Pacific Limited from Sanderson Electronics, PLC. (18)

          10(r) Agreement for sale of 45% of shareholding in General Automation Limited to Sanderson Electronics, PLC (20)

ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K   (Continued)

          10(s) Agreements relating to the formation of and sale of certain subsidiary companies to Eurosystems GA Ltd., all dated October 23, 1992: Joint Venture Agreement; Put Options in respect of 15% and 30%, and of 15% of the issued share capital of Eurosystems GmbH and of Eurosystems SA respectively; warrants for subscription for 1000 ordinary shares of Eurosystems GA Ltd; and, Unsecured Interest Bearing Loan Notes. (21)

          10(t) Agreement for the sale and purchase of 49,951 ordinary shares in the capital of Eurosystems GA Ltd. to Krypton Group Ltd., and instrument constituting $990,000 non-interest bearing loan note, all dated October 28, 1993. (22)

          10(v) Agreement relating to the Company's sale of its 51% interest in SGA Pacific, Limited to Sanderson Technology, Ltd., dated October 20, 1994. (23)

          16          Letter regarding change in certifying accountants.  (19)

          22          Subsidiaries of Registrant.

          23          Consent of Independent Accountants.

          27          Financial Data Schedule.

 (1) Filed as Exhibit 3(a) to the Company's 10-K dated as of June 30, 1989, and by this reference incorporated herein.

 (2) Filed as Exhibit No. 30 to the Company's Form 10-K dated as of June 30, 1988, and by this reference incorporated.

 (3) Filed as Exhibit No. 10 to the Company's Form S-1 as filed on June 5, 1986, and by this reference incorporated herein.

 (4) Filed as Exhibit 10(d) to the Company's Form 10-K dated as of September 30, 1992, and by this reference incorporated herein.

 (5) Filed as Exhibit B to the Company's Proxy Statement to Shareholders dated October 14, 1987, and by this reference incorporated herein.

 (6) Filed as Exhibit 10(jj) to the Company's Annual Report on Form 10-K dated as of June 30, 1988, and by this reference incorporated herein.

 (7) Filed as Exhibits to the Company's Current Report on Form 8-K dated as of January 6, 1989, and by this reference incorporated herein.

 (8) Filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

 (9) Filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K   (Continued)

(10) Filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(11) Filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(12) Filed as Exhibits to the Company's Current Report on Form 8-K dated as of December 13, 1989, and by this reference incorporated herein.

(13) Filed as Exhibits to the Company's Form 8-K dated as of December 13, 1989, Amendment No. 1 on Form 8 dated January 16, 1990, and by this reference incorporated herein.

(14) Filed as Exhibits to the Company's Form 8-K dated as of December 13, 1990, Amendment No. 2 on Form 8 dated February 9, 1990, and by this reference incorporated herein.

(15) Filed as Exhibit "A" to the Company's Form 8-K as filed on July 16, 1990, and by this reference incorporated herein.

(16) Filed as Exhibit 3(b) to the Company's Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(17) Filed as Exhibits to the Company's Form S-8 as filed on October 4, 1991, and by this reference incorporated herein.

(18) Filed as Exhibit to the Company's Form 8-K dated July 13, 1990, and by this reference incorporated herein.

(19) Filed as Exhibit to the Company's Form 8-K dated June 6, 1991, and by this reference incorporated herein.

(20) Filed as Exhibit to the Company's Form 8-K dated January 30, 1992, and by this reference incorporated herein.

(21) Filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K dated as of December 23, 1992, and by this reference incorporated herein.

(22) Filed as Exhibit to the Company's Form 8-K dated as of November 12, 1993, and by this reference incorporated herein.

(23) Filed as Exhibit to the Company's Form 8-K dated as of November 23, 1994, and by this reference incorporated herein.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES


                                                                         Pages

Report of Independent Accountants                                        31

Financial Statements:

  Consolidated Balance Sheet - September 30, 1994                        32 - 33
    and 1993

  Consolidated Statement of Operations for the Three Years               34
    in the period ended September 30, 1994.

  Consolidated Statement of Shareholders' Equity                         35
    (Deficit) for the Three Years Ended September 30, 1994.

  Consolidated Statement of Cash Flows for the Three Years               36 - 37
    in the period Ended September 30, 1994.

Notes to Consolidated Financial Statements                               38 - 54

Schedules Supporting the Financial Statements:

   IV     Indebtedness to Related Parties                                55

   VIII   Allowance for Doubtful Accounts                                56

   X      Supplementary Income Statement Information                     56

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To The Shareholders and Board of Directors of General Automation, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of General Automation, Inc. and its subsidiaries at September 30, 1994 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Costa Mesa, California
November 23, 1994

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                        September 30
                                                 --------------------------
                                                  1994               1993
                                                  ----               ----
Assets

Current Assets:
  Cash                                           $   230            $ 1,166
  Accounts receivable, net (Note 2)                9,144             10,513
  Inventories (Note 2)                             4,427              5,654
  Prepaid expenses                                   409                961
                                                 -------            -------

          Total current assets                    14,210             18,294
                                                 -------            -------

Long-term receivable                                 210
Property, plant and equipment, net of
  accumulated depreciation and
    amortization (Note 2)                          1,698              2,079

Other assets (Note 2)                              1,923              2,083
                                                 -------            -------
                                                 $18,041            $22,456
                                                 =======            =======







The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                    September 30
                                               ------------------------
                                                 1994            1993
                                                 ----            ----
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                             $  3,731        $  4,726
  Advances from customers (Note 1)                1,373           2,779
  Accrued income taxes (Note 6)                     688           1,286
  Other accrued expenses (Note 2)                 2,899           4,954
  Notes payable and current
    portion of long-term
    debt (Note 3)                                 2,794           3,092
                                               --------        --------

 Total current liabilities                       11,485          16,837

Long-term debt, excluding
  current portion (Note 3)                        1,453           2,215

Deferred income taxes (Note 6)                                       72

Deferred credit                                      70

Minority interest - SGA
  Pacific Ltd. (SGA) (Note 8)                     1,787           1,068

Commitments and contingencies (Note 10)

Shareholders' Equity

  Common stock par value $.10 per share;
    Authorized 30,000,000 shares; issued
      and outstanding 11,366,776 at
    September 30,1994 and
     September 30, 1993                           1,137           1,137
  Additional paid in capital                     42,420          42,420
  Accumulated deficit                           (40,457)        (40,884)
  Currency translation adjustments                  146            (409)
                                               --------        --------
  Total shareholders' equity                      3,246           2,264
                                               --------        --------
                                               $ 18,041        $ 22,456
                                               ========        ========



The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                           Twelve Months
                                                               Ended
                                                            September 30
                                              ---------------------------------------
                                                1994            1993           1992
                                                ----            ----           ----
Sales -  net -    Product                     $21,284          $21,149        $26,734
                  Service revenue              13,330           21,729         18,471
                                              -------          -------        -------
                          Total                34,614           42,878         45,205
                                              -------          -------        -------
Costs and expenses:
  Cost of sales - Product                      11,763           11,353         13,975
                - Service                       9,806           14,685         14,575

  Selling and administrative                    9,607           14,453         13,863
  Research and development                      1,753            1,734          2,134
  Loss on disposal of subsidiaries                                 994            490
Other, net                                        385               10            126
                                              -------          -------        -------
                                               33,314           43,229         45,163
                                              -------          -------        -------
         Income (loss) from operations          1,300             (351)            42
Equity in income of General
 Automation, Ltd. (U.K)(GAL)
                                                                                    5
Interest income                                    41              146             44

Interest expense                                 (649)            (865)          (949)
                                              -------          -------        -------
         Income (loss) before income
          taxes, minority interest and
          extraordinary items                     692           (1,070)          (858)
Provision for income taxes                        446              190            477

Minority interest in income (loss) of SGA         719              217           (371)
                                              -------          -------        -------
         Income (loss) before
          extraordinary items                    (473)          (1,477)          (964)

Extraordinary items (Note 9)                      900              900          1,108
                                              -------          -------        -------
  Net income (loss)                           $   427          $  (577)       $   144
                                              =======          =======        =======
Earnings per share - primary:
  Income (loss) before extraordinary
   items                                      $  (.04)         $  (.13)       $  (.08)
  Extraordinary items                             .08              .08            .09
                                              -------          -------        -------
  Net income (loss)                           $   .04          $  (.05)       $   .01
                                              =======          =======        =======

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                  Additional
                                           Common Stock           Paid-in                   Translation
                                       Shares       Amount        Capital     Deficit       Adjustment
                                       ------       ------        -------     -------       -----------
Balance at June 30, 1991             11,344,776     $1,135       $42,406     $ (40,678)      $243

Net income                                                                         144
Translation adjustments                                                                       (51)
Gain on sale of 45% of
 GAL to Sanderson
                                                                                   227
Exercise of employee
 Stock Options                           22,000          2            14
                                     ----------     ------       -------     ---------       ----

Balance at September 30, 1992        11,366,776      1,137        42,420       (40,307)       192

Net loss
                                                                                  (577)
Translation adjustments
                                                                                             (601)
                                     ----------     ------       -------     ---------       ----
Balance at September 30, 1993        11,366,776      1,137        42,420       (40,884)      (409)

Net income
                                                                                   427
Translation adjustments
                                                                                              555
                                     ----------     ------       -------     ---------       ----

Balance at September 30, 1994        11,366,776      1,137       $42,420     $ (40,457)      $146
                                     ==========     ======       =======     =========       ====





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                         Twelve
                                                                      Months Ended
                                                                      September 30
                                                         -------------------------------------
                                                           1994            1993          1992
                                                           ----            ----          ----

Cash flows provided by
 operating activities:

Net income (loss)                                        $   427         $  (577)      $   144
Adjustments to reconcile net
 income (loss) to net
 cash provided by (used for)
 operations:
  Depreciation and amortization                            1,328           1,057         1,630

Equity in net (income) loss of GAL                                                          (5)
Minority interest in income (loss)
  of SGA                                                     719             217          (371)
Changes in balance sheet items, net of
   dispositions
 Accounts receivable                                      (1,251)         (1,711)        1,651
 Inventories                                                 233           1,125         1,771
 Prepaid expenses                                             11            (131)          175
 Other assets                                                155            (415)           37
 Accounts payable                                            978           1,760        (1,721)

 Advances from customers                                    (371)            157           664
 Accrued income taxes                                       (512)           (441)          170
 Other accrued expenses                                     (534)            216          (150)
                                                         -------         -------       -------


Net cash provided by operating
 activities                                                1,183           1,257         3,995
                                                         -------         -------       -------

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                                                    Twelve
                                                                 Months Ended
                                                                 September 30
                                                  -----------------------------------------
                                                   1994             1993             1992
                                                   ----             ----             ----
Cash flows provided by (used for)
 investing activities:
Purchases of property, plant and equipment          (431)           (556)             (938)
Capitalized software                                 (410)           (374)             (726)
Long-term portion of note receivable                 (210)
                                                  -------         -------           -------
 Net cash used for investing activities            (1,051)           (930)           (1,664)
                                                  -------         -------           -------

Cash flows provided by (used for)
 financing activities:
Proceeds from issuance of notes
 payable                                              940           1,848               929
Principal payments on notes
 payable                                           (2,000)         (1,835)           (3,136)
Principal payments on accrued
 taxes                                               (133)           (200)             (200)
                                                  -------         -------           -------
Net cash used for financing activities             (1,193)           (187)           (2,407)
                                                  -------         -------           -------
Effect of exchange rates on cash                      125              15               176
                                                  -------         -------           -------
Increase (decrease) in cash                          (936)            155               100
Cash at beginning of period                         1,166           1,011               911
                                                  -------         -------           -------

Cash at end of period                             $   230         $ 1,166           $ 1,011
                                                  =======         =======           =======
Cash paid during the period for:

                  Interest                        $ 1,042         $   659           $   783
                                                  =======         =======           =======

                  Income taxes                    $   133         $   691           $   782
                                                  =======         =======           =======






The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of the Company and Summary of Significant Accounting Policies:

DESCRIPTION OF THE COMPANY

The Company is engaged in the development, design and sale of computer software and hardware and related field support services.

SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Revenue Recognition

Revenues for sales of products are recognized as shipped. Revenue is not recognized on product sales if significant obligations remain or collectibility is in doubt. Revenues for maintenance service contracts are recognized on a monthly basis ratably over the period of the contracts. Cash payments received in advance of revenue recognition are deferred (Advances from customers) and
recognized as earned.   Vertical installations (Library, Service Advantage,
etc.) revenues are recognized on the percentage of completion method.

Warranties

All products, except the lowest-end models, carry a one year warranty, during which all maintenance labor and parts are covered. The Company carries adequate reserves to cover any anticipated charges of this nature.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements include material, labor and factory overhead. Market is considered to be selling price, less allowance for normal selling expenses.

Depreciation and Amortization

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

Machinery and equipment                    3-7 years
Furniture and fixtures                     3-7 years
Leasehold improvements              Remaining life of lease, or life of asset,
                                    whichever is less
Customer service spare parts               7 years

Expenditures that materially increase the asset life are capitalized and ordinary maintenance and repairs are charged to operations as incurred. The difference between cost of purchased companies and fair value of net assets acquired is amortized using the straight-line method over 5 years.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

 1. Description of the Company and Summary of Significant Accounting Policies, Continued

Capitalized Software

All capitalized software development costs are amortized on a straight-line basis over the remaining estimated economic life of the product, generally three to five years. This straight line method is higher than the alternate method of using the ratio of current revenues of a product bear to the anticipated future gross revenues for that product. The costs capitalized are those incurred after the Company has determined the technical feasibility of a software project. The project amortization does not commence until after the general release of the product and are included in the cost of sales.

Equity Investments

The Company accounts for its minority interest in investees on the equity method, under which the Company recognizes its pro-rata share of net income as reported by the investees, after adjusting for the effects of intercompany transactions.

Foreign Currency Translation

The assets and liabilities for the Company's international subsidiaries are translated into US Dollars using current exchange rates. Income statement items are generally translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the currency translation adjustments account in shareholders' equity. Foreign currency transaction gains and losses are included in net income, but immaterial for each of the three fiscal years ending September 30, 1994.

Income Taxes

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of other assets and liabilities. Adoption of FAS 109 resulted in no material adjustment to the statement of operations.

Earnings Per Common Share

Earnings or loss per share are based on the weighted average number of shares outstanding without inclusion of common stock equivalents as such inclusion would be antidilutive.

Weighted average shares used in the earnings or loss per share calculations for the years ended September 30, 1994, 1993 and 1992 are 11,366,776, 11,366,776
and 11,347,711, respectively.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Composition of Certain Balance Sheet Accounts (in thousands):

Accounts receivable consist of:

                                                        September 30
                                                   ----------------------
                                                    1994            1993
                                                    ----            ----
Trade receivables                                  $9,748         $12,034
Due from GAL (Note 8)                                  --              30
Due from (to) Sanderson                                84            (223)
                                                   ------         -------
                                                    9,832          11,841


Less allowance for doubtful accounts                 (688)         (1,328)
                                                   ------         -------

                                                   $9,144         $10,513
                                                   ======         =======


Inventories are summarized as follows:

                                                        September 30
                                                    -------------------
                                                    1994           1993
                                                    ----           ----

Materials, subassemblies
 and spare parts                                   $2,715         $ 3,858
Work in process                                       297             536
Finished goods                                      1,415           1,260
                                                   ------         -------

                                                   $4,427         $ 5,654
                                                   ======         =======



                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.   Composition of Certain Balance Sheet Accounts (in thousands):

The major classes of property, plant and equipment are as follows:

                                                  September 30
                                            ------------------------
                                             1994             1993
                                             ----             ----
Machinery and equipment                     $ 3,346          $ 4,379
Furniture and fixtures                        1,798            1,788
Leasehold improvements                          451              568
                                            -------          -------
                                              5,595            6,735
Less accumulated
         depreciation and
         amortization                        (3,897)          (4,656)
                                            -------          -------
                                            $ 1,698          $ 2,079
                                            =======          =======

Depreciation and amortization expense for the years ended September 30, 1994, 1993 and 1992 amounted to $528, $577 and, $773, respectively.

Other assets comprise:

                                                  September 30
                                            ------------------------
                                             1994             1993
                                             ----             ----
Computer software costs                     $ 4,403          $ 3,906
Goodwill                                        551              955
Other                                            44              108
                                            -------          -------
                                              4,998            4,969
Less accumulated
 amortization                                (3,075)          (2,886)
                                            -------          -------
                                            $ 1,923          $ 2,083
                                            =======          =======


During the years ended September 30, 1994, 1993 and 1992 the Company capitalized $410, $374 and $726 of software and development costs, respectively, and $678, $654 and $691 of such costs were amortized to cost of sales, respectively.

Other accrued expenses consist of the following:


                                                  September 30
                                            ------------------------
                                             1994             1993
                                             ----             ----
Accrued loss on sale of subsidiary          $   --           $  994
Accrued payroll                              1,305           $1,665
Accrued taxes other than income                150              873
Accrued transportation charges                  --              254
Other                                        1,444            1,168
                                            ------            -----
                                            $2,899           $4,954
                                            ======           ======


                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.         Notes Payable and Long-Term Debt:

Notes payable and long-term debt consist of the following:

                                                               September 30
                                                         ------------------------
                                                         1994               1993
                                                         ----               ----
                                                            (in thousands)
Note payable to CIE America Inc.,
  due December 24, 1993 net of
  imputed interest of 15%, minimum
  payments of $25,000 per week                                             $  241

Accounts payable settlements
  maturing from November 25, 1991 to
  December 25, 1994, bearing
  interest from 0% to 14.5%, minimum
  monthly payments of $62,000                                                 323

Note redeemable due March, 1995
  bearing interest at 10%, monthly
  payments of $150,000
  plus interest beginning December, 1994                 $  550               550
Note payable due September, 1996
  bearing interest at 15%, monthly payments
  of $31,192 beginning April, 1995                          500               500
Payable for purchase of Maxial software,
  described below, monthly payments of
  $6,800, 13% interest                                      245               214

Notes payable to States relating to taxes
  maturing August, 1995 through March, 1999
  bearing interest 12%, monthly
  payments of $31,814                                       468               315

Note payable to AWA, Ltd. for purchase of
  assets, due July, 1994 interest imputed
  at 12%, payment of $200,000 quarterly                      --               619
Note payable to Sanderson Electronics
         PLC, due September 30, 1994 bearing
         interest at LIBOR plus 2.5%                        704               644

Lines of credit:
  Bank overdraft facilities, SGA Pacific
  Ltd, bearing interest at Australia
  prime + 1.65%                                             481               572

  Continental Business Credit, bearing
  interest at prime plus 6%, renewable
  every six months                                          711               661

  Bank of New Zealand, due on 30 day call
  notice at New Zealand prime + 1.65%
  to 2.75%                                                  588               494

All other debt maturing from December 1991
  to August, 1994 bearing interest from
  6% to 15%, monthly payments of $47,126                                      174
                                                         ------            ------
                                                          4,247             5,307
         Less amounts due in one year                     2,794             3,092
                                                         ------            ------
                                                         $1,453            $2,215
                                                         ======            ======


                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                  NOTES TO CONSOLIDATED STATEMENTS, Continued


3.  Notes Payable and Long-Term Debt, Continued:

Payment requirements on principal balances at September 30, 1994 are approximately as follows: (in thousands) for the twelve month periods ending September 30, 1995 - $2,794, 1996 - $1,278, 1997 - $91, 1998 - $79, 1999 - $5.

In conjunction with the purchase of the Maxial hotel software, the Company entered into a note agreement. The note is collateralized by the software. The note issued for the purchase of the software has a remaining principal balance at September 30, 1994 of $320,000, less imputed interest, bringing the present value of the note to $245,000. Monthly payments are $6,800.

In June 1987, the Company completed a private placement of $900,000 unsecured redeemable notes due June 1992. Repayment of one note in the amount of $550,000 has been extended to March, 1995.

In connection with the formation of SGA Pacific, Ltd., (SGA) notes payable were issued to AWA, Ltd., the seller of the Australian and New Zealand businesses, in the amount of $3,441,000. The Company used 12% as the imputed borrowing rate and the reported principal amount of the note was reduced from $3,441,000 to $2,854,000. The note was paid down completely in fiscal year 1994.

In March 1991, an agreement was reached with a domestic lender for a line of credit collateralized by all current domestic trade accounts receivable. The maximum borrowing limit is $800,000 with interest at prime plus 6% with a minimum rate of 14%. At September 30, 1994 the total owed on this line was $711,000. The agreement is renewable at six month intervals. The line includes various covenants and restrictions; at September 30, 1993 the Company was not in compliance with certain covenants, for which a waiver was obtained from the lender. At September 30, 1994, the Company was in compliance with all covenants.

SGA maintains a credit facility with the Bank of New Zealand. The current borrowings under the facility are $588,000 and the maximum available borrowings are approximately $600,000 U.S.

The Company purchased a building in Irvine, California, on November 16, 1994, which will serve as the Company's corporate offices. The purchase price was $1,200,000, less a down payment of $200,000, leaving a financed balance of $1,000,000. Monthly payments for the first twelve months are guaranteed to remain at $8,057 each. Annual interest is based on prime, plus 1%. Monthly payments will be adjusted annually for changes to the prime rate. At the end of ten years, a balloon payment of approximately $967,000 will be due.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                  NOTES TO CONSOLIDATED STATEMENTS, Continued


3.  Notes Payable and Long-Term Debt, Continued:


In September 1989 SGA established an overdraft line of credit in Australia and New Zealand. The balance borrowed under this line of credit at September 30, 1994, was $481,000. The line carries an interest rate of prime rate plus 1.65%.

4.        Employee Benefit Plans:

The Company has a profit sharing 401K plan covering substantially all of its domestic employees. Eligible employees may contribute 2% to 12% of their compensation up to the maximum dollar amount allowed by the IRS. The Company has agreed to contribute from profits in amounts equal to 50% of each employee's contribution up to 3% of the employee's compensation. The Company may elect to, although it is not obligated to, make contributions in years when it has no profits. Contributions for the periods ended September 30, 1994, September 30, 1993 and September 30, 1992 were $65,000, $65,000 and $54,400, respectively.

5.       Stock Options

In February 1991, the shareholders of the Company adopted the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan. The Board of Directors of the Company authorized the grant of options to current employees and directors of the Company, which will be exercisable through December 31, 1994. Employees and directors who held options under previous plans were given the right to retain those options or accept the options under the 1991 Plans, in which case their existing options would be canceled. Options under the 1991 Plans were priced in excess of the market price of approximately $0.625 on the date of authorization. All such option holders accepted the options offered under the 1991 Plans, and all options to acquire common stock of the Company were consolidated under the 1991 Plans. As to the previous plans, no options were granted or exercised during the two year period ended September 30, 1993.

In April, 1994, the shareholders of the company adopted an amendment to the 1991 Stock Option Plan increasing the shares of Common Stock reserved for issuance thereunder from 900,000 to 1,300,000. The shareholders, at the same time, adopted an amendment to the 1991 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 100,000 to 200,000, and to modify certain provisions concerning non-discretionary stock option grants.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  Stock Options, Continued:

                                                              Number of               Option Price
                                                                Shares                 Per Share
                                                              --------                ------------
1991 PLANS
- ----------
Outstanding at September 30, 1992                              863,000                $0 .75
                  Granted                                        -0-
                  Exercised                                      -0-
                  Terminated                                   (23,000)               $0.75
                                                             ---------
Outstanding at September 30, 1993                              840,000
                  Granted                                      513,000
                  Exercised                                      -0-
                  Terminated                                  (210,000)               $0 .75
                                                             ---------
Outstanding at September 30, 1994                            1,143,000
                                                             =========


All remaining 1,143,000 options granted under the 1991 Plan are exercisable at September 30, 1994. Under the amended 1991 Plan an additional 357,000 shares have been reserved for future grants. All outstanding options have been granted at $0.75 per share.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.       Income Taxes:

Effective October 1, 1993, the Company adopted the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires a liability approach for computing deferred income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the payable or refundable amount for the period plus or minus the change during the period in deferred tax assets and liabilities.

The cumulative effect of adopting Statement 109, as of October 1, 1993 did not change the net income. As permitted under the Statement, prior years' financial statements have not been restated.

The provision for income taxes for each of the three fiscal years in the period ended September 30, 1994 consists of the following:


                                   Year Ended
                                  September 30
                           -------------------------
                           1994      1993       1992
                           ----      ----       ----
                                 (in thousands)
    Current:
      Domestic                         --         --
      Foreign              $446      $190       $477
                           ----       ---       ----
                            446       190        447
                           ----       ---       ----
    Deferred:
      Domestic                                    --
      Foreign                          --         --

                           ----       ---       ----
                           $446      $190       $477
                           ====      ====       ====

Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and extraordinary income are as follows:

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.       Income Taxes, Continued:


                                               Year Ended
                                              September 30
                                       -------------------------
                                       1994      1993       1992
                                       ----      ----       ----
                                             (in thousands)
Tax provision (benefits)
 calculated at Federal
 statutory rate                        $ 235      (385)     $(292)
Tax benefits not provided
 on losses of domestic
 and foreign operations                $ 414       915        323
Foreign operations taxed
 at other than federal
 statutory rate                        $(205)     (284)       485
Amortization of goodwill                  60       (56)       (39)
Other                                    (58)       --         --
                                       -----     -----      -----
Effective tax rate                     $ 446     $ 190      $ 477
                                       =====     =====      =====


No deferred taxes were recorded for the periods ended September 30, 1994. For the years ended September 30, 1993 and 1992, there were $72,000 in deferred taxes recorded from European operations.

At September 30, 1994, the Company has domestic net operating loss carryforwards for financial reporting and tax purposes of approximately $43,000,000 and $51,000,000 respectively, expiring primarily during the years 1997 through 2009. The utilization of the domestic net operating loss is limited under the provisions of the Tax Reform Act of 1986. It is estimated that the maximum amount of net operating loss carryforwards that may be utilized each year is $520,000 in addition to any losses which have occurred since an ownership change in 1989.

The Company has not provided deferred income taxes on undistributed earnings of its foreign subsidiaries as these earnings are, for the most part, intended to be permanently reinvested. Such undistributed earnings amounted to approximately $1,615,000 at September 30, 1994. If those earnings were distributed, the related U.S. income taxes would be partially offset by tax benefits derived from utilization of available net operating loss carryforwards and foreign tax credits.

On May 19, 1989, the Company and the IRS executed a revised agreement relating to tax deficiencies assessed for years 1974 to 1981, the terms and conditions of which include the following:

          Beginning on June 5, 1989, the Company began paying $16,667 per month over a 60 month period. The IRS applied such payments totaling $1,000,020 against the Company's assessed liability for interest. The Company completed the payment schedule in May, 1994.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.    Income Taxes, Continued:

         The remaining amount of the obligation, representing statutory additions and interest, was set at $2.8 million. This amount was to be offset on a dollar-for-dollar basis by the Company via a written waiver of 50% of the net operating loss carryforwards (NOLs) allowable for each taxable year in which a profit was realized. Such offset will continue until such time that the $2.8 million is fully satisfied or the Federal income tax return for fiscal 1994 has been filed by the Company with the IRS, whichever is earlier. Any portion of the total $2.8 million which remains unsatisfied following the filing date of the fiscal 1994 Federal income tax return will be satisfied by waiving an additional amount of NOLs equivalent to the remaining tax balance of the $2.8 million.

         The IRS has replaced the lien against all the assets of the Company with a lien on certain trademarks and technology of the Company. The lien should have been released subsequent to receipt of the last payment by the IRS in May, 1994. Due to paperwork problems within the IRS, this has not yet been done. The Company is aggressively seeking IRS action to release all liens against the trademarks and technology of the Company.

At September 30, 1994, 1993 and 1992, the Company revised its estimated tax liability relating to the $2.8 million fixed portion of the revised IRS settlement agreement. Based upon projected operating results, management determined that approximately $1 million each year of the estimated tax liability would be satisfied by the end of fiscal year 1994 by waiver of unused NOL carryovers and not from financial assets. Accordingly, the September 30, 1994 tax liability accounts of the Company reflect this change in accounting estimate, which has been reflected as an extraordinary item in the Consolidated Statement of Operations, $1,000,000 in 1992, $900,000 in 1993 and $900,000 in
1994.

Deferred tax assets as of September 30, 1994, relate to the following:

                                         Deferred Tax Assets
                                         --------------------
                                         Current    Long-Term
                                         -------    ---------
Inventory reserve                           96
Warranty Reserve                            11
Vacation accrual                           100
Allowance for bad debts                    113
Accrued royalties                           45
NOL carry forward                                      1,818
Foreign Tax Credits                                      446
                                          ----       -------
         Total                             365         2,264
         Valuation Allowance              (365)       (2,264)
                                          ----       -------
         Net                                 0             0
                                          ====       =======


                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
 7.      Segment Information:

The Company operates in one business segment. Operations include the design, manufacture, sales and service of computer systems and computer products.

Information concerning the Company's operations by geographic area is as follows:

                                                              Twelve Months Ended September 30, 1994
                                           ---------------------------------------------------------------------------
                                           United                            Pacific          Elimina-
                                           States                            Basin            tions            Total
                                                                               (In thousands)
 Net sales to customers                    $13,422                           $21,192                           $34,614
 Inter-area sales                              575                                            $ (575)
                                           -------                           -------          ------
 Total net sales                            13,997                            21,192            (575)           34,614
                                           -------                           -------                           -------

 Segment operating
  income                                   $   741                           $ 2,148                             2,889
                                           -------                           -------          ------

 Interest expense, net                                                                                            (608)
 Corporate expenses
       (1,589)
       ------
 Loss before income
  taxes, minority interests
  and extraordinary income                                                                                     $   692
                                                                                                               =======
 Identifiable assets                       $ 6,655                           $11,982          $ (596)          $18,041
                                           -------                           -------          ------           -------


 Identifiable
  liabilities                              $ 5,110                           $ 7,942          $1,743           $14,795
                                           -------                           -------          ------           -------

                                                              Twelve Months Ended September 30, 1993
                                           ---------------------------------------------------------------------------
                                           United                             Pacific         Elimina-
                                           States           Europe            Basin            tions            Total
                                                                                (In thousands)
 Net sales to customers                    $13,501          $12,243          $17,134                           $42,878
 Inter-area sales                              827               37                           $ (864)
                                           -------          -------          -------          ------
 Total net sales                            14,328           12,280           17,134            (864)           42,878
                                           -------          -------          -------          ------           -------

 Segment operating
  income (loss)                            $   473          $  (718)         $   929                               684
                                           -------          -------          -------          ------

 Interest expense, net                                                                                            (719)
 Corporate expenses                                                                                             (1,035)
                                                                                                               -------
 Loss before income
  taxes, minority interests
  and extraordinary income                                                                                     $(1,070)
                                                                                                               =======
 Identifiable assets                       $ 8,213          $ 5,700          $ 9,772          $(1,229)         $22,456
                                           -------          -------          -------          -------          -------
 Identifiable liabilities                  $ 4,916          $ 4,649          $ 7,404          $ 3,223          $20,192
                                           -------          -------          -------          -------          -------

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.     Segment Information, Continued:

                                                Twelve Months Ended September 30, 1992
                                     ----------------------------------------------------------
                                     United                   Pacific      Elimina-
                                     States       Europe       Basin        tions       Total
                                     ------       ------       -----        -----       -----
                                                          (In thousands)
Net sales to
  customers                          $15,535      $8,719      $20,951                   $45,205
Inter-area sales                       2,268          48                   $(2,316)
                                     -------      ------      -------      -------      -------
Total net sales                       17,803       8,767       20,951       (2,316)      45,205
                                     -------      ------      -------                   -------

Segment operating
  income (loss)                      $ 1,265      $ (528)     $   183                       920
                                     -------      ------      -------                   -------
Interest expense, net                                                                      (905)
Equity in income of GAL                                                                       5
Corporate expenses                                                                         (878)
Loss before income                                                                      -------
  taxes, minority interests
  and extraordinary income                                                              $  (858)
                                                                                        =======
Identifiable assets                  $10,149      $5,519      $10,098      $(2,148)     $23,618
                                     -------      ------      -------      -------      -------
Identifiable
  liabilities                        $ 6,960      $2,864      $ 8,118      $ 2,234      $20,176
                                     -------      ------      -------      -------      -------

Sales and transfers between geographic areas are made with reference to prevailing market prices and at prices approximately equal to those charged to unaffiliated distributors. Operating income is revenue less related costs and operating expenses, including other income and expense, but excluding interest and corporate expenses.

Identifiable assets are those assets of the Company that are identified with operations in each geographic area.

No single customer or group of related customers or total export sales accounted for as much as 10% of consolidated sales during any of the periods presented.

8.  Acquisitions and Dispositions:

On June 30, 1990, the Company sold 55% of its U.K. subsidiary General Automation, Ltd., (GAL), to Sanderson Electronics, PLC. for a purchase price of approximately $2.6 million. Subsequently, on January 20, 1992, the Company sold its remaining 45% share of GAL to Sanderson for a purchase price of approximately $1.7 million. The purchase price for these sales were applied as follows:

                                                      Sale of        Sale of
                                                     June 1990     January 1992
                                                     ---------     ------------
Paydown of loan owed to the U.K. subsidiary         $1,250,000      $  895,000
Purchase of 21.8% of SGA (See below)                   875,000
Assume notes receivable, due from SGA                  475,000
Operating cash                                         475,000         350,000
                                                    ----------      ----------
                                                    $2,600,000      $1,720,000
                                                    ==========      ==========

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Acquisitions and Dispositions, Continued:

The gains on the above sales of $1,025,000 and $227,000, respectively, less related costs, were credited directly to shareholders' equity due to the related party nature of the transactions.

Effective October 1, 1989, the Company acquired a 29.3% interest in SGA Pacific Limited (SGA), a distributor of the Company's products in Australia, New Zealand and Asia in exchange for the stock of the Company's wholly-owned subsidiaries in Singapore and Hong Kong, and for cash of $38,400. The total consideration, which is the aggregate of the Company's historical basis in the stock exchanged and the cash, amounted to $243,000.

On July 1, 1990, the Company purchased an additional 21.8% interest in SGA from Sanderson Electronics, PLC, for $875,000. As the Company became a majority (51.1%) stockholder, SGA's operations have been consolidated with the Company from July 1, 1990. On November 10, 1994, with retroactive effect from October 1, 1994, the company sold its 51% share of SGA Pacific, Ltd. to Sanderson Technology, Ltd. See Note 12 to the Consolidated Financial Statements.

The Company's German operation was closed as of October 1, 1992. However, business was suspended and assets written off as of July 1, 1992, incurring a loss of $490,000.

In October, 1992, the Company signed an agreement to form a holding company, Eurosystems GA Ltd. (Eurosystems), a UK corporation. Under the terms of the agreement, the Company received 61% of the common shares of Eurosystems in exchange for its shares in General Automation France SA, General Automation SA (Belgium), and General Automation Italia SpA (Italy). Krypton Group Ltd., a UK corporation received 39% of the common shares in exchange for its 100% shareholding in Eurosystems Belgium SA and Eurosystems SA (France), its 55% shareholding in Eurosystems GmbH (Germany) and its 85% shareholding in Eurosystems Maintenance SA (France). The Company accounted for this transaction as a purchase, with related acquisition adjustments first reflected in the Company's quarter ended December 31, 1992.

In March, 1993, Eurosystems GA, Ltd. sold its shares of Eurosystems GmbH (Germany) to the minority shareholders of the German subsidiary for DM3,000,000 (approximately $1,863,000). Because this event was related to the initial purchase in October, 1992, the Company determined that the proper recording of its share of the gain on the transaction was be to offset the gain of $251,000 against the goodwill established at the time of the acquisition.

On October 29, 1993, with retroactive effect from September 30, 1993, the Company sold its 61% share of Eurosystems to the minority shareholders of Eurosystems for $750,000. The terms included a note receivable in the amount of $750,000 if paid by December 31, 1993, or $795,000, including $45,000 interest if paid before March 31, 1994. If not repaid by March 31, 1994, the note is repayable in 33 monthly installments of $30,000. A loss of $994,000 related to this disposition is included in the 1993 consolidated statement of operations.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Acquisitions and Dispositions, Continued:

Unaudited Proforma condensed financial information of the Company as if the divestitures of Eurosystems GA, Ltd. and SGA Pacific, Limited had occurred as of the beginning of fiscal year, 1993.

                                                     Unaudited Proforma Balance Sheet
                                                     --------------------------------
                                                                1994
                                                                ----
Cash                                                           $1,063
Accounts and notes receivable                                   2,820
Inventory                                                       2,318
Other current assets                                              174
                                                               ------
                                                                6,375

Long-term portion of
  notes receivable                                                710
Other assets                                                    1,049
                                                               ------
    Total assets                                               $8,134
                                                               ======

Accounts payable                                               $1,297
Other current liabilities                                       1,396
Notes payable                                                   1,742
                                                               ------
                                                                4,435
                                                               ------

Long-term debt                                                    732
Other non-current liabilities
Deferred income                                                    70
Shareholders' equity                                            2,897
                                                               ------

    Total liabilities and
       shareholders' equity                                    $8,134
                                                               ======
Net book value per share,
  based on 7,266,776 shares,
  after retirement of
  4,100,000 shares                                             $ 0.40
                                                               ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Acquisitions and Dispositions, Continued:

                                     Unaudited Proforma Statement of Operations
                                     ------------------------------------------
                                                1994               1993
                                                ----               ----
 Sales, net                                   $14,572            $14,328
Income (loss) from
  operations                                     (842)              (328)
Income (loss) before
  extraordinary income                         (1,218)              (792)
Net income (loss)                             $  (318)           $   108

Per share-primary:
Income (loss) before
  extraordinary income                        $ (0.17)           $ (0.11)
Extraordinary items                              0.12               0.12
                                              -------            -------
                                              $ (0.05)           $  0.01
                                              =======            =======

9.    Extraordinary Income:

Extraordinary income for the year ended September 30, 1992 consists of $108,000 of tax benefits from the Company's foreign subsidiaries. Extraordinary income for the years ended September 30, 1994, 1993 and 1992 also included $900,000, $900,000 and $1,000,000, respectively, from a decrease in estimated tax liabilities as described in Note 6.

10.  Commitments and Contingencies:

The Company leases certain facilities and equipment under operating leases. Lease rental expense for the periods ended September 30, 1994, September 30, 1993 and September 30, 1992 were approximately $1,367,000, $1,786,000 and $2,008,000, respectively.

As of September 30, 1994, the minimum rental commitments required under existing noncancellable operating leases, some of which provide for future increases in minimum rentals, are (in thousands) as follows:

                                                     Amount
                                                     ------
                   1995                              $1,361
                   1996                                 713
                   1997                                 226
                   1998                                 115
                                                     ------
                                                     $2,415
                                                     ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.       Commitments and Contingencies, Continued:

The Company is a defendant in various lawsuits and claims which have arisen in the course of its business. While it is not possible to predict with certainty the outcome of such litigation and claims, it is the opinion of Company management, based in part on consultations with counsel, that the liability of the Company, if any, arising from the ultimate disposition of any or all such lawsuits and claims has been adequately provided for in the consolidated financial statements of the Company.

12.       Subsequent Events

On November 10, 1994, the Company agreed, with effect as of October 1, 1994, to sell its 51% interest in SGA Pacific, Ltd. to Sanderson Technology, Ltd. In consideration, Sanderson Technology, Ltd. will pay the Company $1,000,000 in cash, $1,000,000 in a 24 month note, plus transfer 4,100,000 shares of the Company's common shares back to the Company. This will bring Sanderson's interest in the Company down to under 10%. The Company intends to retire the transferred shares. The sale will not be recorded as a profit due to the related party nature of the transaction. However, the estimated gain of $3.1 million will be taxable on the fiscal 1995 tax return. It is expected that most of $1.1 million due in Federal income taxes will be offset by net operating loss carryforwards.

Unaudited proforma consolidated information of the Company as if the divestiture had occurred as of the beginning of fiscal year 1993 is in Note 8.

On November 16, 1994, the Company signed final documents regarding the purchase of a 20,000 square foot, two story building in Irvine, California, which will become the Company's corporate headquarters. The selling price of the building and land was $1.2 million. The Company has made a downpayment of $200,000 and will make monthly payments of $8,057 for the first 12 months. The annual interest is based on prime rate, plus 1%. Monthly payments will be adjusted periodically for changes in the prime lending rate. At the end of 10 years, a balloon payment of approximately $967,000 will be due.

The Company is currently a party to a lease agreement for its corporate headquarters in Anaheim through February, 1996. The Company expects to sub-lease the building through the remainder of the lease term. Approximately $128,000 has been accrued for losses anticipated with this transaction. The gross cost of the lease obligation on this facility is $256,000, extending over fifteen months. The Company has listed the property at approximately one-half of its cost, a level below the going lease rate for facilities comparable to this property. Management feels with these actions, it is probable that a sublease will be joint and at a lease rate supporting its reserve assumptions.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                                  (In thousand)
                  SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES

                                       Balance at                                Balance
Name of Party                          Beginning     Additions    Deductions     at End
                                       ----------    ---------    ----------     -------
Year Ended September 30, 1992:
  Paul Morigi & Company, Inc.           $1,050                                    $1,050
  Sanderson Electronics, PLC.           $              $593                          593
                                        ------         ----                       ------
                                        $1,050         $593                       $1,643
                                        ======         ====                       ======

Year Ended September 30, 1993:
  Paul Morigi & Company, Inc.           $1,050                                    $1,050
  Sanderson Electronics, PLC.              593         $ 51                          644
                                        ------         ----                       ------
                                        $1,643         $ 51                       $1,694
                                        ======         ====                       ======

Year Ended September 30, 1994:
  Paul Morigi & Company, Inc.           $1,050                                    $1,050
  Sanderson Electronics, PLC.              644         $ 60                          704
                                        ------         ----          ------       ------
                                        $1,694         $ 60                       $1,754
                                        ======         ====          ======       ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                 SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (In thousands)

                                                                  Year Ended
                                                                 September 30
                                                    1994            1993            1992
                                                   -------         -------         ------
Balance at beginning
  of period                                        $ 1,328         $ 1,200         $  582
    Additions charged to
      cost and expenses                              1,166           1,569            310
    Other additions
      (reductions)                                    (299)(3)          23(2)         488(1)
      Write-offs                                    (1,507)         (1,464)          (180)
                                                   -------         -------         ------
Balance at end of
  period                                           $   688         $ 1,328         $1,200
                                                   =======         =======         ======

(1)       From discontinuance of GA Germany                        $    (3)
          Addition of reserves formerly
          restricted to CIE accounts receivable                        491
                                                                   -------
                                                                   $   488
                                                                   =======
(2)       From recoveries                                          $    23
                                                                   -------
                                                                   $    23
                                                                   =======
(3)       From sale of Eurosystems GA, Ltd.                        $   299
                                                                   -------
                                                                   $   299
                                                                   =======

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)

                                                       Charged to Costs and Expenses
                                                                 Year Ended
                                                                September 30
                                                    1994            1993            1992
                                                   -------         -------         -------
Maintenance and repairs                            (1)             (1)             (1)

Depreciation and amortization
   of intangible assets,
   and similar deferrals                           $   790         $   673         $   548
Taxes, other than payroll and
   income taxes                                    (1)             (1)             (1)

Royalties                                          $   330         $   842         $   643

Advertising costs                                  (1)             (1)             (1)

(1)       Less than 1% of total revenue.

                                   SIGNATURES

                   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GENERAL AUTOMATION, INC.

Date:   August 28, 1995                       By:  /s/ John R.Donnelly
                                                   -------------------
                                                   John R. Donnelly
                                                   Vice President Finance & CFO