Form 10-K405/A
period 1994-09-30
GENERAL AUTOMATION INC
filed 1995-11-17
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September
         30, 1994         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file Number 0-5260



                            GENERAL AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)



              Delaware                                     95-2488811
    -------------------------------                    ------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   17731 Mitchell North, California                          92714
----------------------------------------               -----------------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code:  (714) 250-4800

Securities registered pursuant to Section 12(b) of the Act:


         Title of Class                   Name of Exchange on which registered
 ----------------------------             ------------------------------------
 Common Stock, $.10 par value                   American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $3,400,211 as of December 29, 1994.

The number of shares of the registrant's Common Stock, $.10 par value, outstanding as of December 29, 1994 was 7,266,776.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 19, 1995 are incorporated by reference into
Part III hereof, to the extent indicated herein.


                The Index to Exhibits appears on pages  23 -26

                                     PART I

ITEM 1.  BUSINESS


GENERAL

General Automation, Inc. ("GA" or the "Company"), incorporated in California in 1967 and reincorporated in Delaware in 1986, is a worldwide leader in developing and supporting complete open computing solutions. GA's line of open system solutions includes the newly introduced full range of Power and Power PC(TM) -based computers running IBM's AIX(TM) UNIX(R) System, providing identical functionality and performance of the IBM RS/6000(R) as well as its popular 680X0-based A200 and A500 Advantage Series systems running GA's own industry-leading R91(R) Post Relational Database Application Environment. GA also provides vertical software solutions such as its powerful ZEBRA 2000(TM) advanced library management and information system; and TSA(TM) (The Service Advantage), a fully modular and integrated service management system. It also provides full service and support services through a network of customer service representatives nationwide.

The market appears to be very responsive to the PowerPC microprocessor technology as the next generation Motorola microprocessor, replacing the 68000, and an alternate to the Intel microprocessors. IBM, Apple, Motorola, Toshiba Matsushita and Groupe Bull have all introduced or will be introducing hardware platforms based on the PowerPC microprocessor with significant price/performance improvements over existing Motorola 68000 microprocessors. General Automation believes that this product is a logical advancement for our offering to our customers that a significant portion of our revenues for the foreseeable future will be based on the PowerPC architecture. The PowerPC microprocessor products have been recently introduced into the marketplace and results on operations are nominal at this time.

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

In September 1989, the Company and Sanderson announced the formation of SGA Pacific Limited ("SGA"). At formation, the Company held 29% of the outstanding stock of SGA and Sanderson and management of SGA held 49% and 22% respectively. The Company acquired its shares in exchange for its wholly-owned subsidiaries in Singapore and Hong Kong and for additional cash consideration.

Pursuant to the agreements with AWA Limited, ("AWA"), SGA acquired substantially all of the business of AWA Computers Limited, and AWA New Zealand. Together with GA Singapore, the AWA businesses formed the operating subsidiaries of SGA in Australia (General Automation Pty. Ltd.), in New Zealand (General Automation (NZ Limited) and in the Pacific Rim (General Automation Singapore Pte. Ltd.).

AWA Computers was the first company to introduce the Pick Operating System to the Australian market. AWA has been Australasia's leading supplier of Pick-based computer systems since 1976, and became GA's exclusive distributor in Australia and New Zealand in 1986. Additional products of the AWA business which were acquired include vertical market software solutions for libraries, museums, art galleries, local and national governments, commercial businesses, water and power billing systems, and, under license, GA's Maxial hotel management package.

On November 10, 1994, the Company sold its 51% interest in SGA to Sanderson Technologies, Ltd. For details of this transaction, see Acquisitions at Divestitures (following) and Note 12 to the Consolidated Financial Statements.

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


ACQUISITIONS AND DIVESTITURES

In June 1990, the Company sold its remaining 55% interest in its United Kingdom subsidiary to Sanderson Electronics, PLC for loan forgiveness of $1,250,000, operating cash of $475,000 and 22.8% of the outstanding shares of SGA Pacific, Limited, giving the Company a 51% interest in SGA. Subsequently, in January 1992, the Company sold its remaining 45% share of GAL to Sanderson. The Company's motives for disposing of its interest in this subsidiary were primarily due to poor financial results and the opportunity to increase its ownership in SGA Pacific Ltd. Sanderson being a UK firm was in a better
position to manager and direct this subsidiary.   See Note 8 to the
Consolidated Financial Statements included in this Form 10-K.

In January 1990, the company acquired the assets, technology and customer base of C.I.E. Systems, Inc. (C.I.E.) from the parent C.Itoh Electronics, Inc. The parent company had made the business decision to move away from this market and General Automation, Inc. saw this as an opportunity to add additional sales volume to its hardware and service business segments with only nominal absorption effort since both firms then currently served the same markets. The Company purchased the assets of CIE Computer Systems for $4,000,000. The purchase terms called for a $250,000 down payment in January, 1990 along with a non-interest bearing note payable to C. Itoh Corporation for $3,750,000 to be paid through quarterly payments of $250,000 beginning in April 1990. This note has since been paid. The CIE Computer Systems were fully integrated into the Company's existing product lines and the specific contributions to the Company's revenues for the years since the acquisition are not available. CIE had annual sales of approximately $13 million prior to the acquisition by the Company.

In October 1992, the Company signed an agreement to form a holding company with Krypton Group Ltd., Eurosystems GA Ltd. ("Eurosystems"), a UK corporation. Under the terms of the agreement the Company received 61% of the common shares of Eurosystems in exchange for its shares in General Automation France SA, General Automation SA, (Belgium), and General Automation Italia SpA (Italy). Krypton Group Ltd., ("Krypton"), a UK corporation, received 39% of the common shares in exchange for its 100% share holding in Eurosystems Belgium SA and Eurosystems SA (France), its 55% share holding in Eurosystems GmbH (Germany) and its 85% share holding in Eurosystems Maintenance SA (France). The Company considered that the formation of a holding company, which held the GA subsidiaries in Belgium, France and Italy, had an enhanced prospect for growth and stability through local management. Krypton already was in business in the product areas served by these firms, and offered local support and direction. In the ensuing year, GA divested its holdings to the local holder, Krypton Group

Ltd., for cash and a $990,000 note. The main reason for this decision was economic, in that future profitability of Eurosystems GA Ltd. was uncertain.

On October 29, 1993, with retroactive effect from September 30, 1993, the Company sold its 61% share holding in Eurosystems to Krypton. Eurosystems companies remain the distributors of the Company's products in Belgium, France and Italy (see Note 8 to the accompanying Consolidated Financial Statements). SGA Pacific, Ltd. (now Sanderson Pacific Ltd.) continues as a General Automation dealer in Asia and the South Pacific for hardware and software products. Additionally, Sanderson Pacific, Ltd. sells the GA Maxial hotel property management software throughout their marketplace under a licensing agreement which GA receives royalty income from this product. Further, GA markets a vertical product called Zebra 2000, for library management for which Sanderson Pacific receives royalties. Other transactions between the two companies also occur such as consulting and training.

The Company's objectives are to provide data management and computing solutions in two key areas:

1. To provide a cost-effective application environment for its Dealer/VAR (Value Added Reseller) customers on which they can run their PICK application software in a cost-effective and efficient manner. This is accomplished by providing its R91 Post Relational Database Application Environment software and state of the art hardware platforms coupled with a high-rated service and support organization and:

2. To provide complete data processing solutions to selected vertical markets such as library automation and management with the "Zebra 2000" product, hotel property management with the "Maxial 2000" product, and to selected service businesses, such as telecommunications with "The Service Advantage" products.

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


PRODUCTS, CUSTOMERS AND MARKETING

GA Computers
------------

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

Many General Automation customers require system communications capabilities. The Company addresses these needs with networking capabilities, (Archnet and/or Ethernet ). The GA networking capabilities provide high-speed data exchange among GA systems as well as remote log-on and processing. This capability allows GA to provide multiple processing resources for its larger customers. The Company announced the release of a UNIX(R) based addition to the product line, Advantix(R), in fiscal 1991, and delivered its first system in fiscal 1992. In 1993 the Company introduced a Network Communications Processor that provides Telnet and TCP/IP capabilities to their systems. In addition Advantage Plus was released which provides a DOS virtual disk and printer redirection capability.

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

Basic engineering specifications of GA computers have maintained a broad commonality of parts and components throughout the product line. This fact, together with the implementation of the same operating system throughout the product line, offers a level of compatibility that the Company believes to be a major benefit to distributors, dealers and end-users. The compatibility also enables dealers and end-users to maintain a high degree of applications software and file integrity when upgrading or enhancing a GA computer. Most GA computers are field- upgradeable.

GA's computer systems distributors in the United States are applications-oriented value-added resellers (VARs), the majority of whom specialize in vertical markets. (A vertical market is the market existing in a specific industry or business segment and is distinguished from a horizontal market which is the market existing across industry boundaries in work areas such as word processing, spreadsheets and desktop publishing). These VARs combine GA systems with software applications for marketing to end-users. During fiscal 1994, the Company's larger vertical market groupings of VAR sales were in health care management, credit and collections, manufacturing and wholesale distribution.

The Company markets its products through direct mailings to its customer base, by advertisements in appropriate trade journals and publications such as Pickworld, News and Review, Library Journal, etc. In addition, the Company participates in trade shows such as Spectrum and ALA. The Company feels that it has been weak in its marketing efforts and has taken significant steps to improve those over the next 12 months by retaining the services of a marketing communications director, a marketing consultant, and a public relations firm. It s product literature has been significantly revamped and improved.

The Company also provides total computing solutions directly in the US market place to the hospitality industry with its Maxial hotel property management system, to the library sector with its ZEBRA 2000 Library Management software, and in 1994 introduced "The Service Advantage", a service company management system, into the telecommunications and cabling industry. Pursuant to an agreement with Pick Systems, the Company acquired non-exclusive, perpetual rights to implement its R91 version of the Pick Operating System, including revisions or enhancements thereto, on hardware that uses the Motorola MC68000 and PowerPC series of microprocessors, and to sublicense the system to end-users of such hardware. In consideration to this license, the Company pays a royalty to Pick Systems based upon the number and size of units shipped by the Company.

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


Maxial Systems
--------------

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


ZEBRA 2000 Library Information and Management System
----------------------------------------------------

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


Service Advantage Systems
-------------------------

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

The Company will continue to market its product through its direct sales force. The Company has developed new product literature, a sophisticated demonstration program, and reference sites to support its planned penetration into the higher end service sector. The product itself has successfully competed against as many 35 competitors and was considered superior by those who have since acquired the system. We do not see a competitive barrier in marketing this product. In FY 1994, the Company recorded revenues from this product and anticipate significant increase revenue in FY 1996, although no assurances can be given.


Foreign Operations and Export Sales
-----------------------------------

The Company's foreign operations contributed approximately 62% to the Company's sales in fiscal 1994, as compared to 69% for 1993 and 66% for 1992. In 1994, the Company realized revenues of $21.2 million from its majority owned subsidiary SGA Pacific Ltd. This subsidiary has been sold effective November 10, 1994. These revenues generated through operations in Asia and the south Pacific. In future years, General Automation will not be consolidating these revenues, however, we do expect to see a continuing relationship with SGA Pacific as a supplier of our products to the Pacific Basin and a source of royalty income as they market and install the Maxial hospitality software, owned by the Company. See Notes 7 and 8 to the accompanying Consolidated Financial Statements included in this Form 10-K for additional information relating to the Company's international operations, including financial information concerning operations by major geographic areas.


Customer Service Operations
---------------------------

General Automation has an established customer services operation in the United States representing 49% of the Company's revenue derived from U.S. operations. In fiscal 1994, the majority of the customer service revenues were generated by the hardware maintenance contracts covering General Automation's microprocessor-based product family. The Company contracts with dealers and end user customers to provide both telephone diagnosis and assistance, and on-site hardware repair. Customer services operations have established GA personnel in 20 cities throughout the United States. To expand geographic coverage, the Company continues to subcontract with third party maintenance organizations located in secondary cities throughout the U.S. and Canada to provide on site services under the direction of GA technical support personnel.

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


COMPETITION

Competition in the computer hardware market is intense and is characterized by constant price performance improvements and the frequent introduction of new more cost effective products caused by rapid technological advances. The Company in the past has been able to keep pace with these technological changes. During the last 12 months, it has become more apparent that the Company cannot continue to compete effectively with its own hardware platforms and has made the decision to focus its resources on the integration and distribution of hardware products engineered and manufactured by other companies, such as IBM and Bull HN Information Systems, with GA value added features such as its R91 Post Relational Database Application Environment, and full service and support. The addition of non-GA manufactured products to the company's product offerings, such as IBM and Bull HN Information Systems, are expected to more than offset the sales erosion of GA manufactured products, with the goal to maintain or increase the level of earned profits through this higher volume. The transition period is expected to adversely impact earnings through mid 1995. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The effects of the decision to change the Company's focus as discussed above, are yet to be felt by the Company. The decision to add non-GA manufactured products to our offering was made late in fiscal 1994 with implementation still being completed. The effects are expected to result in an increase to the Company's hardware sales later in 1995. The decision which brought the company into the vertical markets with its Zebra 2000 and The Service Advantage was made in late 1993 and mid 1994. The Company has enjoyed some success in selling these products but they still require development efforts to enhance the products. The Company continues to devote significant resources in these areas which adversely impacted profits in 1994 and is expected to also erode 1995 results.


PRODUCT DEVELOPMENT

Because of rapid technological changes, the computer industry requires continuous expenditures to develop and improve computer products. For fiscal 1994 the Company spent approximately $1.8 million for product development. For the years ended September 30, 1993 and 1992, the Company spent approximately $1.7 million and $2.1 million respectively. These amounts do not include customer-funded product development costs, which were not material during such periods. Currently, resources are dedicated to the enhancement of its vertical products (Zebra 2000 and The Service Advantage). These expenditures, along with previously capitalized software development for the R91 (Pick) operating system, are all associated with products already introduced to the marketplace and contributing to the Company's revenues. Certain development costs relating to computer software. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board; all other costs associated with the product development are charged to operations as incurred.


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


GOVERNMENT REGULATIONS

The Company has an obligation to support all environmental relations, the Company does not operate a type of business whose activities are likely to require any special measures to ensure compliance. The Company is subject to certain Federal, state and local provisions relating to protection of the environment. The Company does not believe that any material capital expenditures will be required for compliance with such provisions or that such provisions will have any material effect upon its earnings or competitive position.


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

The move of the Company to its new Irvine, California location was dictated by several factors: 1) The Anaheim facility was larger than needed under the Company's current and anticipated business operations; the facility was built by GA at a time when high-bay space was required in the manufacturing of computers. This is no longer the case. 2) The cost of operating the facility was approximately 50% higher than it would be in the new building; annualized, this could total to nearly $175,000 in savings. 3) The new facility is in a much more attractive and prosperous area, which offered greater security to the Company's prosperity and personnel. The relocation is not expected to cause any material disruption in the company's operations.

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

                                                   Sale Prices
                                              ----------------------
                                                High           Low
                                              --------       -------
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

In determining whether a security warrants continued listing on the American Stock Exchange (the "Exchange"), the Exchange does not rely on any precise mathematical formula. Rather, it considers many factors, including the degree of investor interest in the issuer of the security, the issuer's prospects for growth, and whether the security has suitable characteristics for auction market trading. The Rules of the Exchange provide, however, that the Exchange will normally consider delisting a security if any one of a number of events shall occur, including the following: (i) the issuer has stockholders' equity of less than $4,000,000 and has sustained losses from continuing operations in three of its four most recent fiscal years, or (ii) the security has traded for a substantial period of time at a low price per share. The Company has sustained losses before extraordinary items in each of its last three fiscal years, and the Company's stockholders' equity as of September 30, 1994, its most recent fiscal year-end, was $3,246,000. Moreover, the Company's Common Stock has traded at less than $1.00 per share during most of the preceding two years. The Company has received no notice that the Exchange has taken formal action to review the continued listing of the Company's Common Stock; however, there can be no assurance that the Exchange will not take such action. The Company's officials have discussed the Company's position within the review guidelines and the Exchange is more involved in helping the Company come closer to the American Stock Exchange guidelines rather than devoting time to delisting actions. In the event that a delisting review was necessary, the procedures outlined in Section 1010 (Delisting Procedures) of the American Stock Exchange guide entitled "Rules and Policies to Companies with Securities Listed on the American Exchange" would be implemented. The timing of such an action is uncertain, depending upon meetings, appeals, etc.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                         Three Months
                                                                                          Year Ended
                                              Year Ended September 30                    September 30      June 30
                                 ------------------------------------------------------  ------------     ---------
                                 1994(7)          1993(6)    1992(1)(3)     1991(2)(4)    1990(3)           1990
                                 -------         --------    ---------      ----------   ---------        ---------
                                                   (In thousands, except per share data)
Sales, net                       $34,614         $ 42,878     $ 45,205       $ 48,647    $  12,267        $  39,248
                                 -------         --------     --------       --------    ---------        ---------
Income (loss) from
 operations                        1,300             (351)          42          1,756         (237)             434
                                 -------         --------     --------       --------    ---------        ---------
Income (loss) before
 extraordinary items                 427           (1,477)        (964)            222        (612)            (815)
Extraordinary items                                   900        1,108             74                           594
                                 -------         --------     --------       --------    ---------        ---------
Net Income (loss)                $   427         $   (577)    $    144       $    296    $    (612)       $    (221)
                                 =======         ========     ========       ========    =========        =========

Per share-primary:
Income (loss) before
 extraordinary items                 .04             (.13)        (.08)           .02         (.05)            (.08)
Extraordinary items                                   .08          .09            .01          .06
                                 -------         --------     --------       --------    ---------        ---------
Net income (loss)                $   .04         $   (.05)    $    .01       $    .03    $    (.05)       $    (.02)
                                 =======         ========     ========       ========    =========        =========

Working capital                  $ 2,725         $  1,457     $  3,450       $  5,619    $   7,011        $   7,453
Total assets                      18,041           22,456       23,618         29,368       30,845           23,515
Total debt                         4,247            5,307        5,490          8,571       10,007            7,920
Shareholders' equity(5)          $ 3,246         $  2,264     $  3,442       $  3,106    $   2,662        $   3,353

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



Sales

                                                          NET SALES
                                                       (In thousands)

                                                   Year Ended September 30
                                         ------------------------------------------
                                           1994             1993             1992
                                         --------          -------         --------
Products:

 Domestic                                $  6,301          $ 5,759         $  7,610
 Europe                                                      3,313            3,156
 SGA                                       14,983           12,077           15,968
                                         --------          -------         --------
                                           21,284           21,149           26,734
                                         --------          -------         --------

Service Revenues:

 Domestic                                   7,121            7,742            7,925
 Europe                                                      8,930            5,563
 SGA                                        6,209            5,057            4,983
                                         --------          -------         --------
                                           13,330           21,729           18,471
                                         --------          -------         --------

Total Sales                              $ 34,614          $42,878         $ 45,205
                                         ========          =======         ========

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


1994 vs. 1993
-------------

Excluding revenue contributions by Eurosystems GA, Ltd. in 1993, total sales increased $3,979,000 or 13.0% in 1994 over 1993. Product sales in the U.S. increased 9.4% or $542,000, primarily through library vertical sales and SGA's sales increased $2,906,000, an increase of 24.1% over the prior year. Increases in SGA were primarily attributable to increases in vertical sales. The vertical sales increases by SGA Pacific Ltd. in 1994 were due primarily to the Singapore port award.

The revenue increases shown above were accomplished without price increases; the intense nature of the competition prevents aggressive upward pricing policies. The introduction of new products will generate new sales through acceptance in the marketplace of the product, but is unlikely to allow for enhanced margins.

Excluding Eurosystems, service revenues increased $531,000. Domestically, service revenues decreased $621,000, due to termination of contracts on older systems, coupled with decreases in sales of new systems. Termination of contracts is a normal part of the business. As computers grow older, they're no longer covered under contracts. Increased competition has also caused some sales attrition. In the Pacific Basin service revenues increased $1,152,000, due to new installations of Library, Maxial and other verticals throughout the Pacific Rim.

1993 vs. 1992
-------------

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

The service segment of the Company provides help desk and on site service for all GA systems at end user sites in the US and generated half of the Company's revenues. This business is facing ever increasing competitive pressures as well as decreased GA hardware sales which are depressing growth and present a picture of flat revenues. As the Company moves more into vertical solutions and distribution of non- manufactured products, the domestic service organization will provide service and software support.

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

GROSS MARGIN

                                                                         GROSS MARGIN
                                                                        (In thousands)

                                                                    Year Ended September 30
                                           ------------------------------------------------------------------------
                                                    1994                    1993                        1992
                                           --------------------        ----------------           -----------------
                                                          % of                     % of                        % of
                                            Amount       Sales         Amount     Sales           Amount      Sales
                                           --------      -----         ------     -----           ------      -----
Products:

 Domestic                                   $ 1,954       31.0        $ 2,404      41.7          $ 3,709       48.7
 Europe                                                                 1,373      41.4            1,323       41.9
 SGA                                          7,567       50.5          6,019      49.8            7,727       48.4
                                            -------                   -------                    -------
                                              9,521       44.7          9,796      46.3           12,759       47.7
                                            -------                   -------

Service and Support:

 Domestic                                     1,773       24.9          1,785      23.1            1,232       15.5
 Europe                                                                 3,944      44.2            2,219       39.9
 SGA                                          1,751       28.2          1,315      26.0              445        8.9
                                            -------                   -------                    -------
                                              3,524       26.4          7,044      32.4            3,896       21.1
                                            -------                   -------                    -------

Total Gross Margin                          $13,045       37.7        $16,840       9.3          $16,655       36.8
                                            =======                   =======                    =======


GROSS MARGIN


1994 vs. 1993
-------------

Excluding Eurosystems GA, Ltd. gross margin contributions increased $1,522,000 and remained at the same leel as a percentage of net sales. Domestically, product gross margins decreased 10.7%, primarily due to lower margins on vertical sales and a larger percentage of low-end, low profit computer systems in the 1994 sales mix. In the Pacific Basin, a modest gross margin percentage increase of 0.7% was achieved on much larger sales volume.

Domestic service margins increased 1.8% on a lower volume of revenue. Service revenues in the Pacific Basin increased and an increase in gross margin percentage of 2.2% was achieved.


1993 vs. 1992
-------------

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


NET PROFIT/<LOSS>

                                    NET INCOME/(LOSS)
                                     (In thousands)

                            1994            1993              1992
                           ------          ------            ------
Domestic                    (318)             108              831
Europe                                     (1,036)            (370)
SGA                          745              351             (317)

Total Net Income/(LOSS)      427             (577)             144
                            ====           ======             ====



1994 vs. 1993
-------------

The net income (loss) figures are materially impacted by the decreases in estimated tax liabilities in these years. See Notes 6 and 9 to the Consolidated Financial Statements included in this Form 10-K.


1993 vs. 1992
-------------

The net income (loss) figures are materially impacted by the extraordinary income of $900,000 for each of FY 1992 and FY 1993. The extraordinary income for the two years is due to a decrease in the estimated tax liability of the Company. See Notes 6 and 9 to the Consolidated Financial Statements included in this Form 10-K.

EXPENSES

                                                                            EXPENSES
                                                                         (In thousands)

                                                                     Year Ended September 30
                                           --------------------------------------------------------------------
                                                   1994                     1993                     1992
                                           -----------------         -----------------       ------------------
                                                         % of                     % of                    % of
                                           Amount       Sales        Amount      Sales        Amount     Sales
                                          ---------     -----        -------     -----       --------    ------
         Research and
           Development:
           Domestic                        $    575      1.7         $   640      1.5        $    946      2.1
           SGA                                1,178      3.4           1,094      2.5           1,188      2.6
                                           --------     ----         -------     ----        --------     ----
                                              1,753      5.1           1,734      4.0           2,134      4.7
                                           --------     ----         -------     ----        --------     ----

         Selling and
          Administrative:
           Domestic                           3,700     10.7           3,754      8.7           3,311      7.3
           Europe                                                      5,307     12.4           3,620      8.0
           SGA                                5,907     17.1           5,392     12.6           6,932     15.3
                                           --------                  -------     ----        --------     ----
                                              9,607     27.8          14,453     33.7          13,863     30.6
                                           --------     ----         -------     ----        --------     ----

         Other:
           Domestic                             300      0.9              91      0.2              299     0.7
           Europe                                                                                  (42)   -0.1
           SGA                                   85      0.2             (81)    -0.2             (131)   -0.3
                                                                     -------     ----        ---------    ----
                                                385      1.1              10      0.0              126     0.3
                                           --------     ----         -------     ----        ---------    ----

         Interest:
           GA                                   376      1.1             228      0.5              561     1.2
           Europe                                                         25      0.1              (89)   -0.2
           SGA                                  232      0.7             466      1.1              433     1.0
                                           --------     ----                     ----        ---------    ----
                                                608      1.8             719      1.7              905     2.0
                                           --------     ----         -------     ----        ---------    ----

         Total                             $ 12,353     35.8         $16,916     39.4        $  17,028    37.6
                                           ========     ====         =======     ====        =========    ====


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

Net cash provided by operating activities was $1,183,000. The major items generating cash were a $233,000 reduction in inventories and a $978,000 increase in accounts payable. The remainder was provided by ongoing operations.

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

See Index to Consolidated Financial Statements and Schedules on Page 24 of this report.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) 1.    Financial Statements
          --------------------

          See Index to Consolidated Financial Statements and Schedules on Page 28 of this report.


(a) 2.    Financial Statement Schedules
          -----------------------------

          See Index to Consolidated Financial Statements and Schedules on Page 28 of this Report.


(a) 3.    Exhibits
          --------

           3(a)     Amended Certificate of Incorporation of the Company.(1)

           3(b)     By-Laws of the Company.(2)

          10(a)     Sample Dealer Agreement with Schedule.(3)

          10(b) Pick License Agreement dated November 23, 1982, between the Company and Pick Computer Works, Inc.(3)

          10(c) Lease, dated March 28, 1991; between the Company and Lincoln Properties Company. Premises: 1045 South East Street, Anaheim, California, as amended.(4)

          10(d) Form of Note Purchase and Warrant Agreement dated as of June 17, 1987, between the Company and the Purchasers thereof.(5)

          10(e) Amendment dated May 18, 1989 to Note Purchase Agreement dated June 17, 1987 between the Company and Paul Morigi & Company.(16)

          10(f) The following agreements by and between the Company and Sanderson Electronics PLC, all dated as of January 6, 1989, except as indicated: Purchase Agreement; 15% Convertible Senior Note in the principal amount of $500,000; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989;
                    Pledge Agreement; Security Agreement; Common Stock Warrant Agreement (2,837,388 shares of the Company's Common Stock); Common Stock Warrant Agreement (2,500,000 shares); Common Stock Warrant Agreement ("Mirror Rights Agreement"); and Common Stock Registration Rights Agreement.(7)

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K   (Continued)


          10(g) Amendment dated July 28, 1989 to the following agreements by and between the Company and Sanderson Electronics PLC:
                    15% Convertible Senior Note in the principal amount of $500,000, dated as of January 6, 1989; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989; Common Stock Warrant Agreement dated as of January 6, 1989 pursuant to which the Notes may be converted to 2,500,000 shares of the Company's Common stock.(8)

          10(h) Commitment Letter by and between General Automation, Ltd. and Sanderson Computers (PPS) Limited for a Floating Rate Unsecured Convertible Loan Stock.(9)

          10(i) Closing Agreement on Final Determination of Tax Liability and Specific Matters by and between the Company and the Internal Revenue Service, dated as of May 19, 1989, and as amended as of June 2, 1989.(10)

          10(j)     Articles of Association of SGA Pacific Limited.(11)

          10(k) Agreement for sale and Purchase of Stock of General Automation Singapore Pte, Ltd. dated as of June 1, 1990, between the Company and SGA Pacific Ltd.(15)

          10(l) Share Sale Agreement dated as of June 30, 1990, by and between General Automation, Inc. and Sanderson Electronics, PLC.(15)

          10(m) The following Agreements by and between the Company and CIE Systems, Inc. all dated as of December 13, 1989; Purchase Agreement; Form of Promissory Note; Form of Secured Agreement; and Form of Guaranty.(12)

          10(n) Amendment dated January 10, 1990 to the following agreements by and between the Company and CIE Systems,
                    Inc.: Secured Promissory Note of the Company; Security Agreement; Guaranty; Instrument of Assumption; and Certain Asset Purchase Agreement.(13)

          10(o) Amendments dated February 9, 1990 relating to the Agreements dated December 13, 1989, as amended January 10, 1990 between the Company and CIE Systems, Inc.(14)

          10(p) The Company's 1991 Stock Option Plan and Directors' Stock Option Plan.(17)

          10(q) Agreement for sale of 55% of shareholding in General Automation Limited to purchase of 21.74% of the shares of SGA Pacific Limited from Sanderson Electronics PLC.(18)

          10(r) Agreement for sale of 45% of shareholding in General Automation Limited to Sanderson Electronics, PLC.(20)

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K   (Continued)

           10(s) Agreements relating to the formation of and sale of certain subsidiary companies to Eurosystems GA Ltd., all dated October 23, 1992: Joint Venture Agreement; Put Options in respect of 15% and 30%, and of 15% of the issued share capital of Eurosystems GmbH and of Eurosystems SA respectively; warrants for subscription for 1000 ordinary shares of Eurosystems GA Ltd; and, Unsecured Interest Bearing Loan Notes.(21)

           10(t) Agreement for the sale and purchase of 49,951 ordinary shares in the capital of Eurosystems GA Ltd. to Krypton Group Ltd., and instrument constituting $990,000 non-interest bearing loan note, all dated October 28, 1993.(22)

           10(v) Agreement relating to the Company's sale of its 51% interest in SGA Pacific, Limited to Sanderson Technology, Ltd., dated October 20, 1994.(23)

           16        Letter regarding change in certifying accountants.(19)

           23        Consent of Independent Accountants.

           27        Financial Data Schedule.

           28 Reports to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

                           GENERAL AUTOMATION, INC.
                               And Subsidiaries

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                        Pages
                                                                        -----
Report of Independent Accountants                                        25

Financial Statements:

         Consolidated Balance Sheet - September 30, 1994                 26
           and 1993

         Consolidated Statement of Operations for the Three Years        28
           in the period ended September 30, 1994.

         Consolidated Statement of Shareholders' Equity                  29
           (Deficit) for the Three Years Ended September 30, 1994.

         Consolidated Statement of Cash Flows for the Three Years     30 - 31
           in the period Ended September 30, 1994.

Notes to Consolidated Financial Statements                            32 - 49

Schedules Supporting the Financial Statements:

  IV     Indebtedness to Related Parties                                 50

  VIII   Allowance for Doubtful Accounts                                 51

  X      Supplementary Income Statement Information                      51


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

As described in Note 12, the Company has reclassified extraordinary gains relating to the Federal income tax settlement agreement to provision for income taxes.




PRICE WATERHOUSE LLP


Costa Mesa, California
November 23, 1994, except as to
the final paragraph of Note 12
which is as of August 2, 1995.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)

                                                      September 30
                                                 --------------------

                                                   1994         1993
                                                 -------      -------
Assets
------

Current Assets:

  Cash                                           $   230      $ 1,166
  Accounts receivable, net (Note 2)                9,144       10,513
  Inventories (Note 2)                             4,427        5,654
  Prepaid expenses                                   409          961
                                                 -------      -------

             Total current assets                 14,210       18,294
                                                 -------      -------

Long-term receivable                                 210
Property, plant and equipment, net of
  accumulated depreciation and
  amortization (Note 2)                            1,698        2,079

Other assets (Note 2)                              1,923        2,083
                                                 -------      -------
                                                 $18,041      $22,456
                                                 =======      =======





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                             (Dollars in thousands)

                                                             September 30
                                                        ---------------------

                                                          1994         1993
                                                        --------     --------
Liabilities and Shareholders' Equity
------------------------------------


Current Liabilities:
  Accounts payable                                      $  3,731     $  4,726
  Advances from customers (Note 1)                         1,373        2,779
  Accrued income taxes (Note 6)                              688        1,286
  Other accrued expenses (Note 2)                          2,899        4,954
  Notes payable and current portion of
   long-term debt (Note 3)                                 2,794        3,092
                                                        --------     --------

         Total current liabilities                        11,485       16,837

Long-term debt, excluding
  current portion (Note 3)                                 1,453        2,215

Deferred income taxes (Note 6)                                             72

Deferred credit                                               70

Minority interest - SGA
 Pacific Ltd. (SGA) (Note 8)                               1,787        1,068

Commitments and contingencies (Note 10)

Shareholders' Equity

    Common stock par value $.10 per share;
     Authorized 30,000,000 shares; issued
      and outstanding 11,366,776 at
      September 30,1994 and September 30, 1993             1,137        1,137
    Additional paid in capital                            42,420       42,420
    Accumulated deficit                                  (40,457)     (40,884)
    Currency translation adjustments                         146         (409)
                                                         -------      -------
    Total shareholders' equity                             3,246        2,264
                                                         -------      -------
                                                         $18,041      $22,456
                                                         =======      =======




The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS

                (Dollars in thousands, except per share amounts)

                                                        Twelve Months Ended September 30
                                            ------------------------------------------------------
                                              1994                      1993                1992
                                            -------                   -------             --------
Sales - net -  Product                      $21,284                   $21,149             $26,734
               Service revenue               13,330                    21,729              18,471
                                            -------                   -------             -------
                    Total                    34,614                    42,878              45,205
                                            -------                   -------             -------
Costs and expenses:

  Cost of sales - Product                    11,763                    11,353              11,167
                - Service                     9,806                    14,685              17,383
  Selling and administrative                  9,607                    14,453              13,863
  Research and development                    1,753                     1,734               2,134
  Loss on disposal of subsidiaries                                        994                 490
  Other, net                                    385                        10                 126
                                            -------                   -------             -------
                                             33,314                    43,229              45,163
                                            -------                   -------             -------
         Income (loss) from
          operations                          1,300                      (351)                 42
Equity in income of General
 Automation, Ltd. (U.K)(GAL)                                                                    5

Interest income                                  41                       146                  44

Interest expense                               (649)                     (865)               (949)
                                            -------                   -------             -------
       Income (loss) before
         income taxes, minority
         interest and extraordinary
         items                                  692                    (1,070)               (858)
Provision (benefit) for income taxes           (454)                      190                 477

Minority interest in income
 (loss) of SGA                                  719                       217                (371)
                                            -------                   -------             -------

         Income (loss) before
          extraordinary items                   427                    (1,477)               (964)

Extraordinary items (Note 9)                                              900               1,108
                                            -------                   -------             -------

  Net income (loss)                         $   427                   $  (577)            $   144
                                            -------                   -------             -------
Earnings per share - primary:

  Income (loss) before
   extraordinary items                      $   .04                   $  (.13)            $  (.08)
  Extraordinary items                                                     .08                 .09
                                            -------                   -------             -------
  Net income (loss)                         $   .04                   $  (.05)            $   .01
                                            =======                   =======             =======

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                             (Dollars in thousands)



                                             Common Stock             Additional
                                     -------------------------         Paid-in                          Translation
                                       Shares         Amount           Capital           Deficit        Adjustment
                                     ----------     ----------        ----------       ----------       -----------
Balance at June 30, 1991             11,344,776     $    1,135        $ 42,406         $ (40,678)          $ 243

Net income                                                                                   144
Translation adjustments                                                                                      (51)
Gain on sale of 45% of
 GAL to Sanderson                                                                            227
Exercise of employee
 Stock Options                           22,000              2              14
                                     ----------     ----------         -------          --------           -----

Balance at September 30, 1992        11,366,776          1,137          42,420           (40,307)            192

Net loss                                                                                    (577)
Translation adjustments                                                                                     (601)
                                     ----------     ----------         -------          --------           -----

Balance at September 30, 1993        11,366,776          1,137          42,420           (40,884)           (409)

Net income                                                                                   427
Translation adjustments                                                                                      555
                                     ----------     ----------         -------          --------           -----

Balance at September 30, 1994        11,366,776     $    1,137         $42,420          $(40,457)          $ 146
                                     ==========     ==========         =======          ========           =====





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Dollars in thousands)

                                                                 Twelve Months Ended September 30
                                                          --------------------------------------------
                                                            1994             1993                1992
                                                          --------         --------            -------
Cash flows provided by operating activities:

Net income (loss)                                         $   427          $  (577)            $   144
Adjustments to reconcile net income (loss)
 to net cash provided by (used for) operations:

  Depreciation and amortization                             1,328            1,057               1,630

Equity in net (income) loss of GAL                                                                  (5)
Minority interest in income (loss) of SGA                     719              217                (371)
Changes in balance sheet items, net of
  dispositions
 Accounts receivable                                       (1,251)          (1,711)              1,651
 Inventories                                                  233            1,125               1,771
 Prepaid expenses                                              11             (131)                175
 Other assets                                                 155             (415)                 37
 Accounts payable                                             978            1,760              (1,721)

 Advances from customers                                     (371)             157                 664
 Accrued income taxes                                        (512)            (441)                170
 Other accrued expenses                                      (534)             216                (150)
                                                           ------           ------               -----

Net cash provided by operating activities                   1,183            1,257               3,995
                                                           ------           ------               -----





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                             (Dollars in thousands)

                                                        Twelve Months Ended September 30
                                                 -------------------------------------------
                                                   1994              1993              1992
                                                 -------            ------           -------
Cash flows provided by (used for)
 investing activities:
Purchases of property, plant and  equipment        (431)             (556)             (938)
Capitalized software                               (410)             (374)             (726)
Long-term portion of note receivable               (210)
                                                -------           -------           -------
 Net cash used for investing activities          (1,051)             (930)           (1,664)
                                                -------           -------           -------

Cash flows provided by (used for)
 financing activities:

Proceeds from issuance of notes payable             940             1,848               929
Principal payments on notes payable              (2,000)           (1,835)           (3,136)
Principal payments on accrued taxes                (133)             (200)             (200)
                                                -------           -------           -------
Net cash used for financing activities           (1,193)             (187)           (2,407)
                                                -------           -------           -------
Effect of exchange rates on cash                    125                15               176
                                                -------           -------           -------
Increase (decrease) in cash                        (936)              155               100

Cash at beginning of period                       1,166             1,011               911
                                                -------           -------           -------
Cash at end of period                           $   230           $ 1,166           $ 1,011
                                                =======           =======           =======

Cash paid during the period for:

                  Interest                      $ 1,042           $   659           $   783
                                                =======           =======           =======

                  Income taxes                  $   133           $   691           $   782
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


SIGNIFICANT ACCOUNTING POLICIES


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and all of its wholly and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.


Revenue Recognition
-------------------

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


Warranties
----------

All products, except the lowest-end models, carry a one year warranty, during which all maintenance labor and parts are covered. The Company carries adequate reserves to cover any anticipated charges of this nature.


Inventories
-----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements include material, labor and factory overhead. Market is considered to be selling price, less allowance for normal selling expenses.


Depreciation and Amortization
-----------------------------
Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

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


Capitalized Software
--------------------

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


Equity Investments
------------------

The Company accounts for its minority interest in investees on the equity method, under which the Company recognizes its pro-rata share of net income as reported by the investees, after adjusting for the effects of intercompany transactions.


Foreign Currency Translation
----------------------------

The assets and liabilities for the Company's international subsidiaries are translated into US Dollars using current exchange rates. Income statement items are generally translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the currency translation adjustments account in shareholders' equity. Foreign currency transaction gains and losses are included in net income.


Income Taxes
------------

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


Earnings Per Common Share
-------------------------

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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.  Composition of Certain Balance Sheet Accounts (in thousands):

Accounts receivable consist of:

                                                                  September 30
                                                            ------------------------
                                                              1994             1993
                                                            ---------        -------
Trade receivables                                            $  9,748        $12,034
Due from GAL (Note 8)                                              --             30
Due from (to) Sanderson                                            84           (223)
                                                             --------        -------
                                                                9,832         11,841
Less allowance for doubtful accounts                             (688)        (1,328)
                                                             --------        -------
                                                             $  9,144        $10,513
                                                             ========        =======



Inventories are summarized as follows:

                                                                    September 30
                                                             --------------------------
                                                               1994              1993
                                                             --------           -------
Materials, subassemblies and spare parts                     $  2,715           $ 3,858
Work in process                                                   297               536
Finished goods                                                  1,415             1,260
                                                             --------           -------
                                                             $  4,427           $ 5,654
                                                             ========           =======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.  Composition of Certain Balance Sheet Accounts (in thousands):

The major classes of property, plant and equipment are as follows:

                                                           September 30
                                                    --------------------------
                                                     1994               1993
                                                    ------             -------
Machinery and equipment                             $  3,346           $ 4,379
Furniture and fixtures                                 1,798             1,788
Leasehold improvements                                   451               568
                                                    --------           -------
                                                       5,595             6,735
Less accumulated depreciation and
    amortization                                      (3,897)           (4,656)
                                                    --------           -------
                                                    $  1,698           $ 2,079
                                                    ========           =======

Depreciation and amortization expense for the years ended September 30, 1994, 1993 and 1992 amounted to $528, $577 and, $773, respectively.

Other assets comprise:

                                                           September 30
                                                    ------------------------
                                                      1994            1993
                                                    -------         --------
Computer software costs                             $ 4,403         $  3,906
Goodwill                                                551              955
Other                                                    44              108
                                                    -------         --------
                                                      4,998            4,969
Less accumulated
 amortization                                        (3,075)          (2,886)
                                                    -------         --------
                                                    $ 1,923         $  2,083
                                                    =======         ========

During the years ended September 30, 1994, 1993 and 1992 the Company capitalized $410, $374 and $726 of software and development costs, respectively, and $678, $654 and $691 of such costs were amortized to cost of sales, respectively.

Other accrued expenses consist of the following:

                                                            September 30
                                                      ----------------------
                                                        1994          1993
                                                      --------       -------
Accrued loss on sale of subsidiary                     $   --        $   994
Accrued payroll                                         1,305          1,665
Accrued taxes other than income                           150            873
Accrued transportation charges                             --            254
Other                                                   1,444          1,168
                                                       ------        -------
                                                       $2,899        $ 4,954
                                                       ======        =======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.   Notes Payable and Long-Term Debt:

Notes payable and long-term debt consist of the following:

                                                          September 30
                                                      --------------------
                                                      1994            1993
                                                      ----            ----
                                                         (in thousands)
                                                                  C>
Note payable to CIE America Inc.,
  due December 24, 1993 net of
  imputed interest of 15%, minimum
  payments of $25,000 per week                                        $ 241
 Accounts payable settlements
  maturing from November 25, 1991 to
  December 25, 1994, bearing
  interest from 0% to 14.5%, minimum
  monthly payments of $62,000                                           323
Note redeemable due March, 1995
  bearing interest at 10%, monthly
  payments of $150,000
  plus interest beginning December, 1994             $  550             550
Note payable due September, 1996
  bearing interest at 15%, monthly payments
  of $31,192 beginning April, 1995                      500             500
Payable for purchase of Maxial software,
  described below, monthly payments of
  $6,800, 13% interest                                  245             214
Notes payable to States relating to taxes
  maturing August, 1995 through March, 1999
  bearing interest 12%, monthly
  payments of $31,814                                   468             315
Note payable to AWA, Ltd. for purchase of
  assets, due July, 1994 interest imputed
  at 12%, payment of $200,000 quarterly                  --             619
Note payable to Sanderson Electronics
  PLC, due September 30, 1994 bearing
  interest at LIBOR plus 2.5%                           704             644
Lines of credit:
  Bank overdraft facilities, SGA Pacific
  Ltd, bearing interest at Australia
  prime + 1.65%                                         481             572
  Continental Business Credit, bearing
  interest at prime plus 6%, renewable
  every six months                                      711             661
  Bank of New Zealand, due on 30 day call
  notice at New Zealand prime + 1.65%
  to 2.75%                                              588             494
All other debt maturing from December 1991
  to August, 1994 bearing interest from
  6% to 15%, monthly payments of $47,126                                174
                                                     ------          ------
                                                      4,247           5,307
         Less amounts due in one year                 2,794           3,092
                                                     ------          ------
                                                     $1,453          $2,215
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

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.  Stock Options, Continued:

                                                        Number of               Option Price
                                                         Shares                  Per Share
                                                        ---------               ------------
1991 PLANS
----------
Outstanding at September 30, 1992                         863,000                  $   0.75
        Granted                                              -0-
        Exercised                                            -0-
        Terminated                                       (23,000)                  $   0.75
                                                        ---------
Outstanding at September 30, 1993                         840,000
        Granted                                           513,000
        Exercised                                            -0-
        Terminated                                       (210,000)                 $   0.75
                                                        ---------
Outstanding at September 30, 1994                       1,143,000
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

The provision (benefit) for income taxes for each of the three fiscal years in the period ended September 30, 1994 consists of the following:

                                           Year Ended September 30
                                   --------------------------------------
                                   1994           1993             1992
                                   -----         ------           -------
                                             (in thousands)
  Current:

    Domestic                       $(900)            --               --
    Foreign                          446          $ 190             $477
                                   -----          -----             ----
                                    (454)           190              447
                                   -----          -----             ----
  Deferred:

    Domestic                                                          --
    Foreign                                          --               --
                                   -----          -----             ----
                                   $(454)         $ 190             $477
                                   =====          =====             ====

Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and extraordinary income are as follows:

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.  Income Taxes, Continued:

                                                        Year Ended September 30
                                                ------------------------------------------
                                                  1994             1993            1992
                                                --------          -------        --------
                                                             (in thousands)
Tax provision (benefits)
 calculated at Federal
 statutory rate                                 $    235         $  (385)         $  (292)
Tax benefits not provided
 on losses of domestic
 and foreign operations                              414             915              323
Foreign operations taxed
 at other than federal
 statutory rate                                     (205)           (284)             485
Amortization of goodwill                              60             (56)             (39)
Reduction in estimated taxes due
 under 1989 IRS settlement                          (900)
Other                                                (58)             --               --
                                                --------        --------         --------
Provision (benefit) at effective tax rate       $   (454)       $    190         $    477
                                                ========        ========         ========


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

At September 30, 1994, 1993 and 1992, the Company revised its estimated tax liability relating to the $2.8 million fixed portion of the revised IRS settlement agreement. Based upon projected operating results, management determined that approximately $1 million each year of the estimated tax liability would be satisfied by the end of fiscal year 1994 by waiver of unused NOL carryovers and not from financial assets. Accordingly, the September 30, 1994 tax liability accounts of the Company reflect this change in accounting estimate, which has been reflected as an extraordinary item in the Consolidated Statement of Operations, $1,000,000 in 1992 and $900,000 in 1993. In 1994 the adjustment of $900,000 is included in the provision for income taxes.

Deferred tax assets as of September 30, 1994, relate to the following:

                                               Deferred Tax Assets
                                          ---------------------------------
                                          Current                 Long-Term
                                          -------                 ---------
  Inventory reserve                          96
  Warranty Reserve                           11
  Vacation accrual                          100
  Allowance for bad debts                   113
  Accrued royalties                          45
  NOL carryforward                                                  1,818
  Foreign Tax Credits                                                 446
                                         ------                    ------
           Total                            365                     2,264
           Valuation Allowance             (365)                   (2,264)
                                         ------                    ------
           Net                                0                         0
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

Information concerning the Company's operations by geographic area is as follows:


                                                     Twelve Months Ended September 30, 1994
                                           -----------------------------------------------------------
                                           United            Pacific
                                           States            Basin          Eliminations        Total
                                           ------            -------        ------------       -------
                                                                   (In thousands)
 Net sales to customers                    $13,422           $21,192                           $34,614
 Inter-area sales                              575                            $ (575)
                                           -------           -------          ------
 Total net sales                            13,997            21,192            (575)           34,614
                                           -------           -------                           -------

 Segment operating income                  $   741           $ 2,148                             2,889
                                           -------           -------                           -------

 Interest expense, net                                                                            (608)
 Corporate expenses                                                                             (1,589)
                                                                                               -------
 Loss before income
  taxes and minority interests                                                                 $   692
                                                                                               =======
 Identifiable assets                      $ 6,655            $11,982          $ (596)          $18,041
                                          -------            -------          ------           -------
 Identifiable liabilities                 $ 5,110            $ 7,942          $1,743           $14,795
                                          -------            -------          ------           -------


                                                          Twelve Months Ended September 30, 1993
                                           ---------------------------------------------------------------------------
                                           United                            Pacific
                                           States            Europe           Basin        Eliminations         Total
                                           -------          --------         -------       ------------        -------
                                                                       (In thousands)
 Net sales to customers                    $13,501           $12,243         $17,134                           $42,878
 Inter-area sales                              827                37                          $  (864)
                                           -------           -------         --------         -------          -------
 Total net sales                            14,328            12,280          17,134             (864)          42,878
                                           -------           -------         -------          -------          -------
 Segment operating income (loss)           $   473           $ (718)         $   929                               684
                                           -------           -------         -------
 Interest expense, net                                                                                            (719)
 Corporate expenses                                                                                             (1,035)
                                                                                                               -------
 Loss before income
  taxes minority interests
  and extraordinary income                                                                                     $(1,070)
                                                                                                               =======
 Identifiable assets                       $ 8,213           $ 5,700         $ 9,772          $(1,229)         $22,456
                                           -------           -------         -------          -------          -------
 Identifiable liabilities                  $ 4,916           $ 4,649         $ 7,404          $ 3,223          $20,192
                                           -------           -------         -------          -------          -------

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

7.  Segment Information, Continued:


                                                            Twelve Months Ended September 30, 1992
                                           ------------------------------------------------------------------------
                                            United                        Pacific
                                            States          Europe         Basin           Eliminations     Total
                                           -------         -------        -------          ------------     ------
                                                                         (In thousands)
 Net sales to customers                    $15,535          $8,719        $20,951                           $45,205
 Inter-area sales                            2,268              48                           $(2,316)
                                           -------          ------        -------            -------        -------
 Total net sales                            17,803           8,767         20,951             (2,316)        45,205
                                           -------          ------        -------                           -------
 Segment operating
   income (loss)                           $ 1,265          $ (528)       $   183                               920
                                           -------          ------        -------
 Interest expense, net                                                                                         (905)
 Equity in income of GAL                                                                                          5
 Corporate expenses                                                                                            (878)
                                                                                                            -------
 Loss before income
  taxes, minority interests
  and extraordinary income                                                                                  $  (858)
                                                                                                            =======
 Identifiable assets                       $10,149          $5,519        $10,098            $(2,148)       $23,618
                                           -------          ------        -------            -------        -------
 Identifiable liabilities                  $ 6,960          $2,864        $ 8,118            $ 2,234        $20,176
                                           -------          ------        -------            -------        -------

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


8.  Acquisitions and Dispositions:

On June 30, 1990, the Company sold 55% of its U.K. subsidiary General Automation, Ltd., (GAL), to Sanderson Electronics, PLC. for a purchase price of approximately $2.6 million. Subsequently, on January 20, 1992, the Company sold its remaining 45% share of GAL to Sanderson for a purchase price of approximately $1.7 million. The purchase price for these sales were applied as follows:

                                                            Sale of            Sale of
                                                           June 1990         January 1992
                                                         -----------         ------------
Paydown of loan owed to the U.K. subsidiary               $1,250,000         $  895,000
Purchase of 21.8% of SGA (See below)                         875,000
Assume notes receivable, due from SGA                                           475,000
Operating cash                                               475,000            350,000
                                                          ----------         ----------
                                                          $2,600,000         $1,720,000
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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Acquisitions and Dispositions, Continued:

Unaudited Proforma condensed financial information of the Company as if the divestitures of Eurosystems GA, Ltd. and SGA Pacific, Limited had occurred as of the beginning of fiscal year 1993:

                                            Unaudited Proforma Balance Sheet
                                           ---------------------------------
                                             1994
                                           ---------
     Cash                                  $   1,063
     Accounts and notes receivable             2,820
     Inventory                                 2,318
     Other current assets                        174
                                           ---------
                                               6,375
     Long-term portion of
        notes receivable                         710
     Other assets                              1,049
                                           ---------
         Total assets                      $   8,134
                                           =========

     Accounts payable                      $   1,297
     Other current liabilities                 1,396
     Notes payable                             1,742
                                           ---------
                                               4,435
                                           ---------


     Long-term debt                              732
     Other non-current liabilities
     Deferred income                              70
     Shareholders' equity                      2,897
                                           ---------

         Total liabilities and
            shareholders' equity           $   8,134
                                           =========
     Net book value per share,
       based on 7,266,776 shares,
       after retirement of
       4,100,000 shares                    $    0.40
                                           =========

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.  Acquisitions and Dispositions, Continued:

                                               Unaudited Proforma Statement of Operations
                                           ---------------------------------------------------
                                             1994                 1993                 1992
                                           ---------             -------              -------
Sales, net                                  $14,572              $14,328              $17,803
Income (loss) from
 operations                                    (842)                (564)                 394
Income (loss) before
 extraordinary income                          (318)                (792)                (167)
Net income (loss)                           $  (318)             $   108              $   833

Per share-primary:

Income (loss) before
 extraordinary income                       $ (0.04)             $ (0.11)             $ (0.02)
Extraordinary items                                                 0.12                -0.14
                                            -------              -------              -------
                                            $ (0.04)             $  0.01              $  0.12
                                            ========             =======              =======


9.   Extraordinary Income:

Extraordinary income for the year ended September 30, 1992 consists of $108,000 of tax benefits from the Company's foreign subsidiaries. Extraordinary income for the years ended September 30, 1993 and 1992 also included $900,000 and $1,000,000, respectively, from a decrease in estimated tax liabilities as described in Note 6.


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

Unaudited proforma consolidated information of the Company as if the divestiture had occurred as of the beginning of fiscal year 1992 is in Note 8.

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

The Company is currently a party to a lease agreement for its corporate headquarters in Anaheim through February, 1996. The Company expects to sub-lease the building through the remainder of the lease term. Approximately $128,000 has been accrued for losses anticipated with this transaction. The gross cost of the lease obligation on this facility is $256,000, extending over fifteen months. The Company has listed the property at approximately one-half of its costs, a level below the going lease rate for facilities comparable to this property. Management feels with these actions, it is probable that a sublease will be joint and at a lease rate supporting its reserve assumptions.

On June 13, 1995, the Company filed its federal income tax return for fiscal 1994, which event concluded the annual NOL-offset portion of the 1989 tax settlement agreement referred to in Note 6. Previously issued financial statements reflected an extraordinary gain of $900,000 related to this settlement. This gain has been reclassified to provision for income taxes in the twelve-month period ended September 30, 1994 in the accompanying financial statements as required by generally accepted accounting principles.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                                 (In thousand)


                 SCHEDULE IV - INDEBTEDNESS TO RELATED PARTIES



                                                   Balance at                                         Balance
Name of Party                                      Beginning       Additions         Deductions       at End
                                                   ---------       ---------         ----------       ------
Year Ended September 30, 1992:
  Paul Morigi & Company, Inc.                      $  1,050                                           $  1,050
  Sanderson Electronics, PLC.                      $                $    593                               593
                                                   --------         --------                          --------
                                                   $  1,050         $    593                          $  1,643
                                                   ========         ========                          ========

Year Ended September 30, 1993:
  Paul Morigi & Company, Inc.                      $  1,050                                           $  1,050
  Sanderson Electronics, PLC.                           593         $      51                              644
                                                   --------         ---------                         --------
                                                   $  1,643         $      51                         $  1,694
                                                   ========         =========                         ========

Year Ended September 30, 1994:
  Paul Morigi & Company, Inc.                      $  1,050                                           $  1,050
  Sanderson Electronics, PLC.                           644         $      60                              704
                                                   --------         ---------         ----------      --------
                                                   $  1,694         $      60                         $  1,754
                                                   ========         =========         ==========      ========

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                SCHEDULE VIII - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                 (In thousands)

                                                                Year Ended
                                                               September 30
                                                    1994           1993                1992
                                                   ------      ------------          --------
Balance at beginning of period                     $1,328        $ 1,200             $    582

   Additions charged to
    cost and expenses                               1,166          1,569                  310

   Other additions (reductions)                      (299)(3)         23(2)               488(1)

   Write-offs                                      (1,507)        (1,464)                (180)
                                                  -------        -------              -------
Balance at end of period                          $   688        $ 1,328              $ 1,200
                                                  =======        =======              =======

 (1)     From discontinuance of GA Germany                       $    (3)
         Addition of reserves formerly
         restricted to CIE accounts receivable                       491
                                                                 -------
                                                                 $   488
                                                                 =======
(2)      From recoveries                                         $    23
                                                                 -------
                                                                 $    23
                                                                 =======
(3)      From sale of Eurosystems GA, Ltd.                       $   299
                                                                 -------
                                                                 $   299
                                                                 =======


            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (In thousands)

                                                        Charged to Costs and Expenses

                                                                   Year Ended
                                                                  September 30
                                                    1994             1993              1992
                                                  --------        ------------        -------
Maintenance and repairs                                (1)              (1)               (1)

Depreciation and amortization
   of intangible assets,
   and similar deferrals                           $  790           $  673            $  548
Taxes, other than payroll and
   income taxes                                        (1)              (1)               (1)

Royalties                                          $  330           $  842            $  643

Advertising costs                                      (1)              (1)               (1)

(1)      Less than 1% of total revenue.

                                   SIGNATURES

                  Pursuant to the requirements of section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENERAL AUTOMATION, INC.



Date:    November 8, 1995                    By:   /s/ John R. Donnelly
                                                ----------------------------
                                                    John R. Donnelly
                                                    Vice President, and
                                                    Chief Financial Officer