Form 10-K
period 1995-09-30
GENERAL AUTOMATION INC
filed 1995-12-29
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended
         September 30, 1995         OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file Number 0-5260


                            GENERAL AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                 95-2488811
----------------------------------------          --------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)


  17731 Mitchell North, California                       92714
----------------------------------------          --------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:  (714) 250-4800

Securities registered pursuant to Section 12(b) of the Act:


         Title of Class                   Name of Exchange on which registered
------------------------------            ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $5,543,832 as of December 1, 1995.

The number of shares of the registrant's Common Stock, $.10 par value, outstanding as of December 1, 1995 was 7,391,776.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 1995 are incorporated by reference into
Part III hereof, to the extent indicated herein.

                 The Index to Exhibits appears on pages 23 - 25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

General Automation, Inc. ("GA" or the "Company"), incorporated in California in 1967 and reincorporated in Delaware in 1986, integrates systems, software and services for application solutions. GA has positioned itself as a strong service and support company offering open systems and complimentary software products to a worldwide network of value-added resellers. GA's product lines include a broad range of hardware platforms including Intel and Motorola PowerPC based systems, coupled with efficient and cost effective application environments, providing a full range of systems, complimentary operating environments and high quality customer services.

The Company's headquarters, including manufacturing and integration, corporate and administrative operations are located in Irvine, California. Engineering and support personnel are located in Hauppauge, New York. GA also has service and sales offices in various locations throughout the United States and has established European sales offices in England.

The Company's products are sold in the United States through over 200 value added resellers. In addition it sells its products in Europe, Canada, Mexico, Central and South America, Guam, Taiwan, Australia, New Zealand, Singapore, Hong Kong, Africa and the People's Republic of China through distributors and value added resellers. The Company provides service and support throughout North America to over 3,000 customers.

ASSOCIATION WITH SANDERSON ELECTRONICS PLC, SANDERSON TECHNOLOGIES, LTD., & SGA PACIFIC LIMITED.

In January 1989, Sanderson Electronics PLC ("Sanderson") purchased notes convertible to Common Stock ($1.75 million) and warrants which were exercised and acquired approximately 49% of the then outstanding shares of the Company. Sanderson has since reduced its holding to below 10% of the outstanding shares. Sanderson is a United Kingdom-based developer and supplier of applications software using the Pick Operating System and is a UK distributor for the Company's products.

In September 1989, the Company and Sanderson announced the formation of SGA Pacific Limited ("SGA") headquarted in Sidney, Australia. The Company held 51% of the outstanding stock of SGA and Sanderson and management of SGA held 49%. On November 10, 1994, the Company sold its 51% interest in SGA to Sanderson Technologies, Ltd. For details of this transaction, see Acquisitions and Divestitures (following) and Note 8 to the Financial Statements. This transaction left Sanderson owning 442,588 shares of the Company's stock or approximately 6% percent of the Company's outstanding shares.

In August 1995, GA and Sanderson Computers Pty Ltd. ("SCPL") entered into an agreement whereby SCPL acquired GA's Zebra 2000 Library Systems business and license rights to its Maxial hospitality software. These products have been successfully sold outside the United States by SCPL. GA had not been able to profitably sell these products in the US, with nearly 55% of its fiscal 1995 loss coming from these products. SCPL assumed the obligations of completing the contracts in the backlog and providing on-going software support for all of the customers. GA will receive certain cash payments and royalties from future SCPL sales of the products. In addition to the Company's associations with Sanderson and SGA set out above, both remain major distributors of the Company's products with GA owning no shares in either firm.

ACQUISITIONS AND DIVESTITURES

In June 1990, the Company sold 55% of its interest in its United Kingdom subsidiary, General Automation, LTD. (GAL) to Sanderson Electronics, PLC for loan forgiveness of $1,250,000, operating cash of $475,000 and 22.8% of the outstanding shares of SGA giving the Company a 51% interest in SGA. Subsequently, in January 1992, the Company sold its remaining 45% share of GAL to Sanderson. See Note 8 to the Financial Statements included in this Form 10-K.

In January 1990, the Company acquired the assets, technology and customer base of C.I.E. Systems, Inc. (C.I.E.) from the parent C.Itoh Electronics, Inc. for $4,000,000. GA saw this as an opportunity to add additional sales volume to its hardware and service business segments as both firms served the same markets. The C.I.E products were fully integrated into the Company's existing product lines.

In October 1992, the Company signed an agreement to form a holding company with Krypton Group Ltd., Eurosystems GA Ltd. ("Eurosystems"), a UK corporation. Under the terms of the agreement the Company received 61% of the common shares of Eurosystems in exchange for its shares in General Automation France SA, General Automation SA, (Belgium), and General Automation Italia SpA (Italy). Krypton Group Ltd., ("Krypton"), a UK corporation, received 39% of the common shares in exchange for its 100% share holding in Eurosystems Belgium SA and Eurosystems SA (France), its 55% share holding in Eurosystems GmbH (Germany) and its 85% share holding in Eurosystems Maintenance SA (France). The Company considered that the formation of a holding company, which held the GA subsidiaries in Belgium, France and Italy, had an enhanced prospect for growth and stability through local management. Krypton already was in business in the product areas served by these firms, and offered local support and direction. On October 29, 1993, with retroactive effect to September 30, 1993, the Company sold its 61% share holding in Eurosystems to Krypton for cash and a $990,000 note. Through fiscal 1995, Krypton has made $180,000 in payments. In 1994 payments were suspended by Krypton and a $240,000 reserve was set up in fiscal year 1994. In 1995 Krypton filed for bankruptcy. The Company has entered into an agreement which would allow GA to share equally in the profit of the Eurosystems group of companies wholly owned by Future Systems Ltd, a newly formed company in Great Britain and owned by the former Krypton management.
The Eurosystems Group has been profitable and management expects to receive payment in full of the $570,000 carried in the balance sheet. Eurosystems companies remain the distributors of the Company's products in Belgium, France and Italy (see Note 8 to the accompanying Consolidated Financial Statements).

On November 10, 1994, the Company completed the sale of its 51% interest in SGA Pacific, Ltd. to Sanderson Technologies Ltd. for $2,000,000 in cash and notes receivable, plus 4,100,000 shares of the Company's common stock held by Sanderson (see Note 8 to the Financial Statements.) The overall reduction in the number of shares of GA stock held by Sanderson is not felt to be related to or have any impact on the Company's objectives.

SGA Pacific, Ltd. (now Sanderson Pacific Ltd.) continues as a General Automation dealer in Asia and the South Pacific for hardware and software products.

Effective May 22, 1995, GA and SunRiver Data Systems entered into a strategic partnership under which GA would acquire the former ADDS Pick based business. This business had been acquired by SunRiver Data Systems from AT&T GIS in December of 1994 along with a terminal business which complimented SunRiver's existing business and which SunRiver retained. The acquisition broadened the Company's product offerings to include the AT&T manufactured line of INTEL based hardware platforms and the ADDS versions of the PICK application environment software products known as Mentor and Mentor PRO. In addition, over two thousand service customers were added to the Company's customer base. This acquisition effectively doubles the Company's business base and revenues worldwide while broadening the product offering which is expected to attract new customers. In addition the

Company's engineering and development as well as sales staff were more than doubled. This increase in resources obviously provided greater customer base penetration as well as providing more skills to be focused on new product development. Under the terms of the acquisition agreement, the Company pays royalties to SunRiver for a five year period starting at 12% of eligible revenues with step decreases down to 7% during the fifth and final year.


PRODUCTS, CUSTOMERS AND MARKETING

GA is a leader in delivering cost-effective environments for information-critical Pick applications. GA's core strength is in its exceptional support and value-added services which are complimented by a line of open systems and software products designed to encompass the needs of its worldwide network of value-added resellers. GA has established strong relationships with its value-added channel and enjoys an excellent reputation for product quality and responsive services and support. Future growth will be achieved by expanding the channel and enhancing the products and services offered to the channel.


SERVICE AND SUPPORT

GA is a leader in providing quality service and technical support to thousands of end users. The Company has been delivering highly skilled technical services for over 28 years and has earned a reputation for excellent quality and responsive service through an exceptional staff of service professionals. The service business generates over half of GA's revenue and is a key reason that customers with information critical applications choose to buy from GA.

GA offers three basic lines of service:

o Technical field service for the equipment sold by GA and those maintenance agreements acquired through acquisitions of SunRiver Data Systems and C.I.E. businesses.

o Software maintenance services of GA's operating environments. Additional software support has been sold for complimentary operating environments such as PICK, VMARK, Unidata, Unix, & AIX.

o Professional services is a new line of customer service introduced in 1995 that include: product training, system design and site preparation, network configuration support, and disaster recovery programs. Contract programming and consulting services are also offered with expertise in PICK, C, C++, Visual Basic, Microsoft Access, COBOL, FORTRAN, and Pro-IV. The professional services business is in its early stages but has proven to be a very profitable venture for GA. This year GA closed several major software consulting projects. Disaster recovery has proven to be a strong area of interest, furnishing GA's end user customers with assistance in developing disaster recovery plans as well as the assurance that systems will be made available in the case of an emergency. With GA's move into the open systems market, GA will be able to leverage those skills and offer services to a larger more dynamic marketplace.

GA is further expanding its software maintenance services by providing end user call management and application support services for GA dealers. This service provides a central call handling and technical call screening facility and is particularly attractive for those dealers who are of such a size that they cannot afford to put the support staff in place to handle their after market support effectively and at the same time continue to develop the application products and expand their market. These services are not only profitable for the Company but also leverage its technical staff while making the dealer more successful.

SYSTEM AND SOFTWARE PRODUCTS

1995 marked a key year for GA's penetration into the open systems market with the introduction of two families of systems based on industry standard architectures: the PowerPC Superscaler RISC processor and Intel Pentium(TM) processor. To deliver these solutions, GA has entered into OEM and distribution agreements with Groupe Bull for their enhanced multiprocessor PowerPC-based servers and AT&T Global Information Service (GIS) for their high performance multiprocessor Intel-based platforms.

These agreements were forged, because both Groupe Bull's and AT&T's products and services compliment those offered by GA and feature:

o A broad range of system solutions starting at a low-end single processor cost-effective entry level system through an eight-way multiprocessor enterprise server.

o A commitment to offer products at a cost-effective discount, allowing GA to move product successfully through the channel while allowing GA to achieve its profitability goals.

o A complimentary service and support network that could be leveraged worldwide to compliment the effective and growing services offered by GA.

o A strong investment in distributed processing, local area networks, and wide area networks to ensure high connectivity solutions.


PowerPC Systems
---------------

This year GA introduced a line for PowerPC symmetric multiprocessor systems manufactured by Groupe Bull and Motorola. Called the PowerAdvantage(TM) series, these computers offer excellent price/performance with a state-of-the-art RISC CPU. The PowerAdvantage product family offers a price competitive solution, with an entry system priced at $15,000 and high end systems supporting over 1000 users. GA's goal is to double price-performance every year, over the next three years. This will be achieved through higher clock speeds as well as the evolution of the PowerPC processor from 601 to 604/603 and 620. In addition two new entry level systems priced under $80,000 will be introduced.

To deliver the PowerAdvantage systems, GA has entered into an OEM agreement with Groupe Bull SA. Groupe Bull is a technology leader in multiprocessor systems and the developer and supplier of the symmetric multiprocessor (SMP) PowerPC system platform to IBM. GA's relationship with Bull ensures a supply of high reliability, high performance systems, and a broad product range.


Intel Based Systems
-------------------

Through its acquisition of the SunRiver Data Systems PICK business, in May of this year, GA began delivery of a line of single and multiprocessor Intel-based servers. In September of this year, a distribution agreement was signed with AT&T GIS under which the Company would purchase systems directly from AT&T.

AT&T's System 3000 family offers a broad range of Microchannel computers. Numerous upgradeable components make expanding these systems fast and simple. AT&T is a leader in providing exceptional price/performance UNIX systems. Future enhancements will incorporate the PCI and EISA I/O buses and will ensure GA has a highly-competitive offering of Intel-based solutions.

The 34XX and 35XX products are designed to provide expansion and upgradeability. Future releases of these products by AT&T will offer:

o   Faster Pentium CPU's
o   Fast and Wide (20 MB/sec) SCSI
o   New External RAID Disk Cabinets
o   Clustering enhancements
o   Quad processor boards

AT&T's product road map for future Intel  based servers include:

o The S10 a new single processor entry system featuring a 90 MHz Pentium processor, ECC memory, and a PCI/EISA I/O bus.

o The S40 a high performance 4-way symmetric multiprocessor server featuring EISA, dual-PCI I/O buses and SCSI II support.

o   The S15 a dual processor EISA/PCI Pentium system.

These systems feature high performance Pentium processors, ECC memory, PCI/ISA, and Wide SCSI. Mid-range systems will offer support for multiple processors.


Proprietary Systems
-------------------

Since their introduction in 1983, GA micro-based multi-user computer systems have evolved into a line of upgradeable high-performance, business-oriented computer systems that were adaptable to the needs of individual end-users. The Company continues to manufacture two product series, the A200 and the A500 which were introduced in fiscal year 1993 and are based on the motorola 680XX CPU chip. The Company believes that the future revenues from these proprietary products will continue to decline. The A200 and A500 product series generated 13% of the Company's revenues in 1995, 18% in 1994 and 23% in 1993. The Company will continue to provide performance improvement up-grades for its older proprietary products such as the 68040 80MHZ CPU, faster disk drives, and other higher capacity storage devices as long as there is a demand from its customer base.


Software
--------

The value-added channel serviced by GA is primarily based on re-sellers and dealers whose information-critical applications are written to be compliant with a multi-dimensional database environment standard. This standard is supported by a collection of system software providers including Unidata, VMARK, Pick Data Systems, Sequoia, and GA. Although implementations are similar, GA has differentiated its product offering through enhanced system administration, network integration, database interoperability, and performance.

GA's multi-dimensional database environments can be run native on a system architecture or in concert with an advanced operating system such as UNIX, AIX and Windows NT. GA offers native and UNIX/AIX resident versions for the Intel and PowerPC microprocessors.

The Intel-based native solution is marketed under the name Mentor PRO and is sold as a software only solution designed to run on a wide selection of generic PC type platforms. The Intel/Unix based solution is sold under the name Mentor Operating Environment (MOE) and is delivered on the AT&T system platforms. The PowerPC/AIX based solution is sold under the name Power95(TM) and is delivered on the PowerAdvantage system series. Power95 is a derivative of R91(R), GA's Motorola 680X0 native multi-dimensional database. Power95 was jointly developed by GA and Groupe Bull. R91 was developed to run a native Motorola 680X0 architecture and features significant enhancements in terms of ease of use, system administration, distributed processing, and PC network integration.

The Pick Operating System, which GA's software products are modeled from and are licensed to was designed as a database management operating system; it supports hierarchical, flat and relational database files. The Company believes that among the most distinctive characteristics of its operating environment products are their relative ease of programming, an English-like information management and retrieval language, and the speed they offer in the handling of large and complex databases. They include an advanced, database-oriented version of the popular BASIC programming language, with automatic compilation and line-editing.


CUSTOMERS AND MARKETING

GA delivers its products and services through a strong international value-added reseller channel with over 200 active dealers. Through GA's acquisition of the SunRiver Data Systems business the channel has doubled in size and offers cross-selling opportunities. A key focus for 1995 was to ensure the successful integration of both SunRiver's and GA's dealer channels.

GA is selling into a $750 million segment of a larger $9 billion market. GA's value-added resellers focus on key vertical markets such as healthcare, finance, manufacturing, distribution, government, travel, and insurance. Around 18% of GA's product revenue comes from 30 major resellers and distributors located outside of North America. To expand on that business, in 1995 the Company formed a wholly owned subsidiary, GA Mentor Ltd. (GAML) headquartered in the UK, and established a sales office to better service GA's customer in the United Kingdom, France, Belgium, Italy, and Germany. GA also has strong associations in the Asia Pacific area with resellers and distributors in Australia, New Zealand, Singapore, Hong Kong, and Malaysia which GA services out of the Irvine office.

GA's focus for growth includes the following elements:

o Working closely with GA's value-added resellers and dealers to make them more successful and thus increase sales through GA.

o Offering complimentary services that enhance the resellers and dealers business and increase revenues for them as well as GA.

o Expanding the value-added channel through an investment in marketing and direct sales techniques. that leverage GA's products and service strengths.

o   Strengthening GA's position in international markets.

From a marketing and sales standpoint GA has made a renewed commitment to growth. In 1995 the Company increased its sales organization from three sales representatives to six, complimented by adding key management in marketing and marketing communications.

GA has focused on establishing a stronger corporate identity. GA's new corporate look is reflected in a coordinated communications programs including public relations, expanded marketing collateral, a customized dealer program, direct mail and trade show participation. To properly target these programs, GA has conducted extensive market research and established a dealer advisory council. These investments are already paying off with expanded sales and new dealers entering the program monthly.


MAXIAL SYSTEMS

The Maxial applications software package is a comprehensive suite of programs designed to automate virtually every function of a modern hotel; this is known in the hospitality industry as "property management." The Maxial package has been installed in more than 100 hotels world-wide with a high degree of acceptance in the Pacific Basin. The same success has not been achieved in the United States however, where the competition for such systems has been much stronger. With only 13 systems installed in the US, effective August 28, 1995 the Company entered into an agreement with Sanderson Computers Inc. under which the product will be licensed to Sanderson who will be responsible for the sales and support for the product world-wide and will pay GA a royalty for each system sold. The amount of revenues expected from this agreement are uncertain at this time and are not expected to materially affect the position of the Company other than to eliminate the losses previously experienced in support of the product.


ZEBRA 2000 LIBRARY INFORMATION AND MANAGEMENT SYSTEM

The Zebra 2000 Advanced Library Management and Information System is a complete library automation package providing a wide range of advanced features including on-line public access catalog, circulation control, acquisitions, requisitions, inventory, closed reserve, serials control and MARC data load and output.

While acceptance of this product has been excellent in the Asia Pacific area only a few systems were sold in the US resulting in significant losses from operations to support the development and sales activities. Effective August 28, 1995 the Company entered into an agreement with Sanderson Computers, Inc., ("SCI") under which SCI will be responsible for the sales and support for the product world-wide. This product was licensed to GA by Sanderson Computers PTY LTD initially in 1993 for sale in the US. As a result, the agreement will provide no future revenues to the Company other than from service and product purchased from GA by SCI as a GA reseller but will eliminate the losses previously experienced.


SERVICE ADVANTAGE SYSTEM

The Service Advantage product is a full featured, fully integrated service company management system and runs on GA native PICK systems as well as AIX and UNIX based systems under Power95, Mentor Operating Environment (MOE) and VMARK. The systems provide call handling and dispatch, job costing and bid/proposal management, inventory control, purchasing, accounting and general ledger, marketing and sales lead tracking (including scripted telemarketing), and office automation functions to fully automate the service company operation.

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

The Company made the decision to focus its marketing and sales of this product into the higher end service business, beginning with the telecommunications industry. Such systems will typically sell in the $50K to $75K range. The Company has completed the sale of two of these systems since May of 1994 and has signed a contract to complete a third installation started by HDC. The specific market size and growth rate is not known at this time.

In order for the Company to focus its management and capital resources on its key business, a decision has been made to seek a licensee for this product in the US market. It is expected that this transition will take place early in calendar year 1996.

FOREIGN OPERATIONS AND EXPORT SALES

The Company's export sales were approximately 8% in 1995 compared to 62% in fiscal 1994, and 69% for 1993. In 1992, 1993 and 1994 the Company recognized revenues from its majority owned subsidiary SGA Pacific Ltd. This subsidiary has been sold effective November 10, 1994. These revenues were generated through operations in Asia and the south Pacific. In future years, General Automation expects to see a continuing relationship with SGA Pacific as a distributor of GA products to the Pacific Basin and a source of royalty income as they market and install the Maxial hospitality software, owned by the Company. See Note 7 to the accompanying Financial Statements included in this Form 10-K for additional information relating to the Company's international operations, including financial information concerning operations by major geographic areas.


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

The Company purchases computer systems from other manufacturers including AT&T GIS in the US and Group Bull in France. Delays are possible in that the GA orders from its Dealers/VARS may not match production queues at the factories. The delays are expected to be minimal and not material to the planned Company results.


COMPETITION

GA markets software, systems and service and therefore faces three types of competitors. The leading software competitors are Pick Systems, VMARK Software, and Unidata. These three US-based organizations do not sell system solutions and focus entirely on software and software support. Pick Systems, a privately held corporation headquartered in Irvine, California, is GA's primary competitor on GA's native Intel-based operating environment. VMARK Software, headquartered in Westboro, Massachusetts, and Unidata, located in Denver, Colorado, offer UNIX resident database operating environments. GA's software products offer greater functionality and performance, at competitive prices.

GA's primary system competitors are International Business Machines, Data General, Digital Equipment Corporation, and Hewlett Packard. GA's key differentiation is servicing an established dealer base who prefer GA's software and service to that which is available on these competing platforms.

Since GA currently only offers service on GA delivered systems, GA's competition for that service business is a handful of third party service providers. These companies tend to compete on price offering inferior technical support. With the new PowerPC and Intel-based solutions GA is competing against system providers such as

Wang, AT&T, and IBM. From a software support vantage point, support is primarily limited to GA developed operating environments. GA competes with GA's distributors, such as Monolith Corporation for dealer direct telephone support; but is primarily the dominant support provider for GA developed software solutions.


PRODUCT DEVELOPMENT

Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products. For fiscal 1995 the Company spent approximately $600K for product development. In 1994 the Company spent approximately $1.8 million for product development. For the years ended September 30, 1993 and 1992, the Company spent approximately $1.7 million and $2.1 million respectively. The decrease in R & D costs are primarily resultant from the Company's decision to partner with Groupe Bull and AT&T for hardware systems rather than develop their own. This strategy allows the Company to invest its R & D dollars into software and support tools to better serve the market. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board; while all other costs associated with product development are charged to operations as incurred.


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


MANUFACTURING AND SYSTEM INTEGRATION

The Company has moved rapidly from a manufacturing environment to a system integration and configuration model. Basic systems are received from its platform suppliers (Groupe Bull and AT&T) and are configured to the customers' requirements. Software is loaded and the finished systems are thoroughly tested prior to shipment. The Company currently performs these functions at its Irvine, CA headquarters utilizing highly skilled system engineers and technicians to insure product performance and quality.


MANUFACTURING

The Company has manufacturing facilities at its main location in Irvine, California. Manufacturing processes are further enhanced by the purchase from outside vendors of complete subassemblies for various portions of the products and by coordinated engineering designs that allow common parts and processes for a majority of the GA product line. The manufacturing facility was operating at 75% capacity at September 30, 1995.

Manufacturing functions performed by GA include system assembly and integration, QA and testing, and final preparation and packaging.


BACKLOG

GA computer orders from dealers and other customers generally specify delivery dates of 30 days or less; the Company rarely receives an order that has scheduled delivery dates beyond three months. Because of these ordering/delivery patterns, the backlog at the end of a period may appear to be low and not a significant indicator of future revenues.

The compressed order-delivery cycle mentioned above, can result in period-to-period fluctuations in the Company's revenues since it is dependent upon short term orders which can be deferred or delayed by the dealers and thereby dramatically influence the current period revenues.

At September 30, 1995 the Company had a manufacturing backlog of $1.5 million. At September 30, 1994 and September 30, 1993, the manufacturing backlog was $2.8 and $4.1 million, respectively. Almost all of which was attributed to its recently divested SGA operations.


EMPLOYEES

The Company had approximately 115 employees at September 30, 1995. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union.


GOVERNMENT REGULATIONS

The Company is subject to certain Federal, state and local provisions relating to protection of the environment. The Company does not operate a type of business whose activities are likely to require any special measures to ensure compliance with those provisions. Accordingly, the Company does not believe that any material capital expenditures will be required for compliance with such provisions or that such provisions will have any material effect upon its earnings or competitive position.


ITEM 2.  PROPERTIES

In February 1995, the Company's executive offices and principal manufacturing facilities were moved to a 20,000 square foot facility in Irvine, California, which has been purchased by the Company (see Note 10 to the Financial Statements). It is believed that this facility will serve the Company's current and future needs.

At September 30, 1995 the Company had a remaining exposure of $75,000 under the lease for the facility in Anaheim, California which previously served as the Company's headquarters. As a precaution against the event that the property could not be sublet, a $75,000 accrual was established on the books for this exposure.

The move of the Company to its new Irvine, California location was dictated by several factors: 1) The Anaheim facility was larger than needed under the Company's current and anticipated business operations; the facility was built by GA at a time when high-bay space was required in the manufacturing of computers. This is no longer the case. 2) The cost of operating the facility was approximately 50% higher than it would be in the new building; annualized, this could total to nearly $75,000 in savings. 3) The new facility is in a much more attractive and prosperous area, which offered greater security to the Company's property and personnel. The relocation did not cause any material disruption in the Company's operations.

The Company also leases space in ten (10) states, primarily for sales and service offices.

For further information regarding lease commitments, see Note 10 to the Financial Statements included in this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to various legal proceedings generally incidental to its business. The ultimate disposition of these proceedings is not presently determinable, but in the opinion of the Company, these proceedings will not have a material effect on the business or financial position of the Company and have been adequately provided for in the Financial Statements.

The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the litigation are, under the direction of the court, jointly funding testing to determine the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's expenses in this matter.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The table below provides certain information regarding the selling price of the Company's Common Stock for the two fiscal years ended September 30, 1995 and September 30, 1994. The Company's Common Stock is listed on the American Stock Exchange and is quoted under the symbol GA. The following table sets forth the range of high and low prices for the Common Stock of the Company for the fiscal quarter indicated, as reported by the American Stock Exchange.

                                                           Sale Prices
                                                      ---------------------
                                                       High           Low
                                                      ------         ------
Fiscal Year Ended September 30, 1995

         Fourth Quarter                               $ 15/16        $  1/2
         Third Quarter                                $ 11/16        $  7/16
         Second Quarter                               $ 13/16        $  7/16
         First Quarter                                $   7/8        $  7/16

Fiscal Year Ended September 30, 1994

         Fourth Quarter                               $   5/8        $  5/16
         Third Quarter                                $   3/4        $   5/8
         Second Quarter                               $1 7/16        $   3/4
         First Quarter                                $1 11/16       $ 11/16

The approximate number of holders of record of Common Stock of the Company as of December 1, 1995 was 956.

The Company has never paid a dividend on its Common Stock. The Board of Directors reviews the financial condition of the Company periodically and evaluates whether to declare dividends. Given the Company's present financial condition and net operating losses in recent years, the Company does not expect to pay any dividends in the forseeable future.

In determining whether a security warrants continued listing on the American Stock Exchange (the "Exchange"), the Exchange does not rely on any precise mathematical formula. Rather, it considers many factors, including the degree of investor interest in the issuer of the security, the issuer's prospects for growth, and whether the security has suitable characteristics for auction market trading. The Rules of the Exchange provide, however, that the Exchange will normally consider delisting a security if any one of a number of events shall occur, including the following: (i) the issuer has stockholders' equity of less than $4,000,000 and has sustained losses from continuing operations in three of its four most recent fiscal years, or (ii) the security has traded for a substantial period of time at a low price per share. The Company has sustained losses in two of its last three fiscal years, and the Company's stockholders' equity as of September 30, 1995, its most recent fiscal year-end, was $771,000. Moreover, the Company's Common Stock has traded at less than $1.00 per share during most of the preceding two fiscal years. The Company has received notice that the Exchange has taken formal action to review the continued listing of the Company's Common Stock; however, they have deferred any delisting action. The Exchange's position was the result of senior Company management's presentation and discussion with Exchange officials.

ITEM 6.     SELECTED FINANCIAL DATA


                                                      Year Ended September 30
                                 ----------------------------------------------------------------
                                 1995(7)         1994(6)      1993(5)      1992(1)(2)     1991(3)
                                 -------         -------      -------      ----------     -------
                                                   (In thousands, except per share data)
Sales, net                       $14,269         $34,614      $42,878       $45,205       $48,647
                                 -------         -------      -------       -------       -------
Income (loss) from
 operations                       (1,666)          1,300         (351)           42         1,756
                                 -------         -------      -------       -------       -------
Income (loss) before
 extraordinary items              (2,065)            427       (1,477)         (964)          222
Extraordinary items                    0               0          900         1,108            74
                                 -------         -------      -------       -------       -------
Net Income (loss)                $(2,065)        $   427      $  (577)      $   144       $   296
                                 =======         =======      =======       =======       =======

Per share-primary:
Income (loss) before
 extraordinary items                (.26)            .04         (.13)         (.08)          .02
Extraordinary items                    0                          .08           .09           .01
                                 -------         -------      -------       -------       -------
Net income (loss)                $  (.26)        $   .04      $  (.05)      $   .01       $   .03
                                 =======         =======      =======       =======       =======

Working capital                  $  (638)        $ 2,725      $ 1,457       $ 3,450       $ 5,619
Total assets                      10,484          18,041       22,456        23,618        29,368
Total debt                         2,424           4,247        5,307         5,490         8,571
Shareholders' equity(5)          $   771         $ 3,246      $ 2,264       $ 3,442       $ 3,106

(1) The Company closed its German subsidiary in the fourth quarter of fiscal 1992. See Note 8 to the Financial Statements included in this Form 10-K.

(2) The Company sold 55% of its share of General Automation, Ltd. (U.K.) ("GAL") to Sanderson Electronics, PLC, ("Sanderson") on June 30, 1990 and sold its remaining 45% of GAL to Sanderson on January 20, 1992. During the period July 1, 1990, through January 20, 1992, while the Company owned 45% of GAL, the Company accounted for its minority interest in GAL on an equity basis. See Note 8 to the Financial Statements included in this Form 10-K.

(3) On July 1, 1990, the Company purchased an additional 21.8% share of SGA Pacific, Ltd. ("SGA") making the Company a 51.1% owner of SGA. Since that time, the financial statements of SGA have been consolidated with the results of the Company excluding 1995. See Note 8 to the Financial Statements included in this Form 10-K.

(4) No dividends have been paid on the Company's Common Stock during any of the periods presented. See Item 5 (above) for discussion of dividend restrictions.

(5) On October 29, 1993, with retroactive effect from September 30, 1993, the Company divested its European operations. See Notes 7 and 8 to the Financial Statements.

(6) On November 10, 1994, with retroactive effect from October 1, 1994, the Company divested its Pacific Basin operations. See Notes 7 and 8 to the Financial Statements.

(7) On May 22, 1995, the Company acquired a similar product and services in the Pick market from SunRiver Data Systems.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company reported a net loss for the year ended September 30, 1995 in the amount of $2,065,000, compared with a net income of $427,000 and net loss of $577,000 for the years ended September 30, 1994 and 1993, respectively. The fiscal 1995 loss is attributed to the Company's three vertical software products which accounted to approximately 65% of the Company's losses, the $400,000 in non-recurring expenses associated with the SunRiver acquisition, and the late introduction of the Company's Power95 product line, which had been scheduled for release in early Spring of 1995.


Sales
-----

                                  NET SALES
                                (In thousands)

                                                     Year Ended September 30
                                             ------------------------------------------
                                              1995              1994             1993
                                             -------           -------          -------
Product Revenues:
 Domestic                                    $ 7,020           $ 6,301          $ 5,759
 Europe                                                                           3,313
 SGA                                                            14,983           12,077
                                             -------           -------          -------
                                               7,020            21,284           21,149
                                             -------           -------          -------

Service Revenues:
 Domestic                                      7,249             7,121            7,742
 Europe                                                                           8,930
 SGA                                                             6,209            5,057
                                             -------           -------          -------
                                               7,249            13,330           21,729
                                             -------           -------          -------
Total Sales                                  $14,269           $34,614          $42,878
                                             =======           =======          =======

The three-year table above shows a U.S. increase in revenues for products and a modest increase in revenues in services over 1994. The instability experienced in service revenues is due to the very aggressive pricing policies from our competition. An additional factor is the maturation of our hardware products, which, if not replaced by GA hardware, often leads to the service contract being placed with another service organization. The increase in domestic product revenues from 1994 to 1995 is due to the acquisition of the Pick business from SunRiver and the introduction of new products late in 1995.


1995 vs. 1994
-------------

Excluding revenue contributions by SGA in 1994, total sales increased $847,000 or 6.3% in 1995 over 1994. Product sales in the U.S. increased 11.4% or $719,000, primarily through the acquisition of SunRiver Data Systems Products (described in Acquisitions and Divestitures above) and the introduction of new products late in the year. The revenue increases shown above were accomplished without price increases; the intense nature of the competition prevents aggressive upward pricing policies. The Company believes that the introduction of new products will generate new sales but is unlikely to allow for enhanced margins.

Domestic service revenues increased $128,000 due to the acquisition of SunRiver Data Systems service contracts offset by the termination of contracts on older systems. Termination of contracts is a normal part of the business.
As computers grow older, they're no longer covered under contracts. Increased competition has also caused some sales attrition. The addition of the SunRiver Data Systems service contracts generated revenues of $553,000 during the last four months of the year.


1994 vs. 1993
-------------

Excluding revenue contributions by Eurosystems GA Ltd. in 1993, total sales increased $3,979,000 or 13.0% in 1994 over 1993. Product sales in the U.S. increased 9.4% or $542,000, primarily through library vertical sales. SGA's product sales increase was $2,906,000, an increase of 24.1% over the prior year, primarily attributable to increases in vertical sales, the largest of which was the Singapore Port Award.

Excluding Eurosystems, service revenues increased $531,000. Domestically, service revenues decreased $621,000 due to termination of contracts on older systems, coupled with decreased sales of new systems. In the Pacific Basin, service revenues increased $1,152,000 due to new installations of library, Maxial, and other verticals.

Regarding Company manufactured computer sales, total revenues are expected to continue to decline as the Company refocuses its efforts in other directions. The addition of non-GA manufactured products to the Company's product offerings, such as AT&T and Groupe Bull is expected to more than offset the sales erosion of GA manufactured products, with the goal to increase the level of earned profits through this higher volume.

The service segment of the Company provides help desk and on site service for all GA systems at end user sites in the US and generated half of the Company's revenues. This business is enjoying increasing revenues due to the acquisition from SunRiver Data Systems. As the Company moves more into the distribution of non-manufactured products, the domestic service organization will provide service and software support for them.

For much of its history, GA has had significant foreign transactions, such sales are conducted in U.S. dollars. Its foreign subsidiaries were subject to foreign currency fluctuations, and such gains or losses recorded on a current basis. GA no longer has foreign holdings subject to currency fluctuations, thereby avoiding future currency risks.

The Company has approximately 3,500 service customers. The normal service contract is for a year or more and invoiced in advance of the period in which the service is to be performed. The pricing is done per a fixed price schedule and calculated according to the equipment and or software to be maintained.

GROSS MARGIN

                                 GROSS MARGIN
                                (In thousands)

                                                              Year Ended September 30
                                           -----------------------------------------------------------
                                                1995                  1994                 1993
                                           -----------------     ----------------     ----------------
                                                       % of                   % of                % of
                                           Amount      Sales      Amount     Sales     Amount     Sales
                                           ------     ------      -------    -----    -------     -----
Products:
  Domestic                                 $  518       7.4       $ 1,954     31.0    $ 2,404     41.7
  Europe                                                                                1,373     41.4
  SGA                                                               7,567     50.5      6,019     49.8
                                           ------                 -------             -------
                                              518       7.4         9,521     44.7      9,796     46.3
                                           ------                 -------             -------
Service and Support:
  Domestic                                  2,285      31.5         1,773     24.9      1,785     23.1
  Europe                                                                                3,944     44.2
  SGA                                                               1,751     28.2      1,315     26.0
                                           ------                 -------             -------
                                            2,285      31.5         3,524     26.4      7,044     32.4
                                           ------                 -------             -------
Total Gross Margin                         $2,803      19.6       $13,045     37.7    $16,840     39.3
                                           ======                 =======             =======


GROSS MARGIN


1995 vs. 1994
-------------

Excluding SGA, the Company's overall gross profit margin decreased 8.2% from 27.8% in fiscal 1994 to 19.6% in fiscal 1995. Gross margin percentages for domestic products decreased 23.6%, while domestic service and support margins increased 6.6% from prior year levels. The decrease in product margin was due to vertical product losses and lower margins on non-GA manufactured computer systems such as Groupe Bull and AT&T GIS. The increase in service and support margin was due to the acquisition of the Pick business from SunRiver Data Systems.

The Company believes that future gross margins in domestic service will stabilize because of the large combined size of the GA and SunRiver Datasystems customer base despite pressure from the increasingly competitive nature of that business segment. To offset decreasing margins from computer hardware sales, it anticipates increased margins from expanding sales of application software solutions and non GA products. The aggregate effect of these trends is expected to have a material impact on the Company's 1996 gross margin.

GA sells its hardware products through a nationwide dealer network, and dealers sell to the end-users, pricing their products as the competition will allow. Company pricing strategies in the past have been aimed at stimulating dealer orders through pricing concessions; general price decreases or increases are not the normal technique used by the Company. The dealers generally are selling a system, complete with application software, in a "bundled" proposal, as a turn-key sale. The direct competitive pressures facing the dealers are more closely tied to the cost/benefit relationship of their proposal versus those of other firms.

1994 vs. 1993
-------------

Excluding Eurosystems GA, Ltd. gross margin contributions increased $1,522,000 and remained at the same level as a percentage of net sales. Domestically, product gross margins decreased from 41.7% to 31.0%, primarily due to lower margins on vertical sales and a larger percentage of low-end, low profit computer systems in the 1994 sales mix. In the Pacific Basin, a modest gross margin percentage increase of 0.7% was achieved on much larger sales volume.

Domestic service margins increased 23.1% to 24.0% on a lower volume of revenue. Service revenues in the Pacific Basin increased and an increase in gross margin percentage of 26.0% to 28.2% was achieved.

NET PROFIT/(LOSS)

                               NET INCOME/(LOSS)
                                 (In thousands)

                                    1995            1994             1993
                                   -------          -----           -------
Domestic                           $(2,065)         $(318)          $   108
Europe                                                               (1,036)
SGA                                                   745               351
                                   -------          -----           -------
Total Net Income/(LOSS)            $(2,065)         $ 427           $  (577)
                                   =======          =====           =======

1995 vs 1994
------------

Excluding SGA, the net losses are ($2,065,000) and ($318,000) for 1995 and 1994, respectively. The 1994 loss is net of $900,000 of income resulting from a decrease in estimated tax liabilities. The fiscal year 1995 loss includes costs associated with the SunRiver Data Systems acquisition, heavy investments in the vertical products and the later then planned entry of the new products in the marketplace.

1994 vs. 1993
-------------

The net income (loss) figures are materially impacted by the decreases in estimated tax liabilities in these years. See Notes 6 and 9 to the Financial Statements included in this Form 10-K.

EXPENSES
                                   EXPENSES
                                (In thousands)

                                                        Year Ended September 30
                                  -------------------------------------------------------------------
                                        1995                      1994                     1993
                                  -----------------         -----------------         ---------------
                                              % of                      % of                     % of
                                  Amount     Sales          Amount      Sales         Amount    Sales
                                  ------     -----          ------     ------         ------    -----
Research and
  Development:
  Domestic                        $  584      4.1          $   575       1.7          $  640     1.5
  SGA                                                        1,178       3.4           1,094     2.5
                                  ------     ----          -------      ----          ------    ----
                                     584      4.1            1,753       5.1           1,734     4.0
                                  ------     ----          -------      ----          ------    ----

Selling and
  Administrative:
  Domestic                         3,704     25.9            3,700      10.7           3,754     8.7
  Europe                                                                               5,307    12.4
  SGA                                                        5,907      17.1           5,392    12.6
                                  ------     ----          -------      ----          ------    ----
                                   3,704     25.9            9,607      27.8          14,453    33.7
                                  ------     ----          -------      ----          ------    ----

Other:
  Domestic                           181      1.3              300       0.9              91     0.2
  Europe
  SGA                                                           85       0.2             (81)   (0.2)
                                  ------     ----          -------      ----          ------    ----
                                     181      1.3              385       1.1              10     0.0
                                  ------     ----          -------      ----          ------    ----

Interest:
  GA                                 399      2.8              376       1.1             228     0.5
  Europe                                                                                  25     0.1
  SGA                                                          232       0.7             466     1.1
                                  ------     ----          -------      ----          ------    ----
                                     399      2.8              608       1.8             719     1.7
                                  ------     ----          -------      ----          ------    ----

  Total                           $4,868     34.1          $12,353      35.8         $16,916    39.4
                                  ======     ====          =======      ====         =======    ====

Excluding SGA, Research and Development increased $9,000 from 1994 to 1995 as a result of the SunRiver Data Systems activities. It is the belief of management that expenditures will decline as the emphasis switches from hardware to software products. In 1994, the expense increased $19,000.

Selling and administrative expense increased $4,000 from 1994 to 1995, excluding SGA. Management expects to maintain the same level of expense in the United States. Selling and administrative expense increased $461,000 from 1993 to 1994, excluding Eurosystems. In the Pacific Basin, Selling and Administrative expenses increased $515,000 between 1993 and 1994, which is attributable to expenses necessary to support increases in sales volume and investments in personnel to gain additional sales. Management expects to maintain the same level of expense in the United States. The sale of Eurosystems to the minority shareholders eliminated the European expense, which was $5,307,000 in 1993. (See note 8 to the accompanying Financial Statements).

Excluding SGA, other expenses decreased $119,000 from 1994 to 1995 due to the elimination of goodwill amortization caused by the sale of SGA. Other expense increased $375,000 from 1993 to 1994. 1993 included credits of $309,000 from amortization of credits from the advantageous purchase of the assets of C.I.E in 1990.

Excluding SGA, interest expense increased $23,000 from 1994 to 1995 due to higher levels of borrowing during portions of the year. Interest expense decreased $86,000 from 1993 to 1994, excluding Eurosystems, due to continuing decreases to the debt balance.


LIQUIDITY AND CAPITAL RESOURCES

The Company is operating on improved cash resources. During the Company's fiscal 1995, the Company's cash receipts exceeded the total expenditures excluding SGA. The Company has seen improvement in its cash position due to the partnership with SunRiver Data Systems and expects the trend to continue, augmented by sales of non GA manufactured products. These two factors are expected to provide GA with the needed working capital to support future operations. No plans have been made to seek new equity funds.

Net cash used for operating activities was $343,000. The major items generating cash were a $563,000 reduction in inventories, a $1,662,000 increase in accounts payable, and a $3,160,000 increase in advances from customers. The major item consuming cash was a $3,846,000 increase in accounts receivable.
The remainder was provided by ongoing operations.

Net cash of $1,527,000 was used for investing activities in fiscal 1995 for capitalized software development costs and additions to property, plant and equipment.

Financing activities provided $1,741,000 from debt repayments of $1,407,000, offset by new notes payable of $1,357,000 and $1,791,000 in proceeds from the sale of SGA.

Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000, which is collateralized by domestic accounts receivable. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, payable monthly, with a minimum of 14%. In addition, there are monthly collateral management fees charged for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds exceed the Company's needs and is seeking less costly alternatives for temporary capital. At September 30, 1995, the balance of the loan was $543,000. The line of credit contains various covenants and restrictions; at September 30, 1995 the Company was not in compliance with certain covenants, for which a waiver was obtained from the lender. This non-compliance condition was the result of the lender charging their management fees to the GA account, which then raised the loan to $13,000 above the maximum calculated balance based on net collateral. The situation was corrected the next business day.

On November 10, 1994, the Company completed the agreement for the sale of its 51% interest in SGA Pacific Ltd. to Sanderson Technology, Ltd. for $1,000,000 in cash which the Company received on November 14, 1994, a note in the amount of $1,000,000 to be repaid over 24 months, bearing interest at 8%, plus 4,100,000 shares of the Company's Common Stock, which were retired.

As explained in Item 2 above, the Company has purchased a building in Irvine, California. Eventually, the Company expects to experience a significant cost savings, (approximately $75,000 annually) from the move. Until February, 1996, the Company expects to be responsible for the monthly rent on the existing Anaheim, California facility. During the period to February, 1996, the Company expects an additional $75,000 outlay of cash, due to residual payments of rent, all of which is provided for at September 30, 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page 26 of this report.

                                   PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the directors and executive officers of the Company, see the information appearing on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1996 under the caption "Election of Directors" and on page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25 1995 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

         For information with respect to the compensation of certain executive officers of the Company, see the information appearing on pages 7 and 8 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1996 under the caption "Executive Compensation", which information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         For information with respect to the security ownership of certain beneficial owners and management of the Company, see the information appearing on pages 6 and 7 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1996 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information with respect to certain relationships and related transactions, see the information appearing on page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1996 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

          See Index to Consolidated Financial Statements and Schedules on Page 26 of this report.

(a) 2.    Exhibits

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

          10(e) Amendment dated May 18, 1989 to Note Purchase Agreement dated June 17, 1987 between the Company and Paul Morigi & Company. (10)

          10(f) The following agreements by and between the Company and Sanderson Electronics PLC, all dated as of January 6,
                    1989, except as indicated: Purchase Agreement; 15% Convertible Senior Note in the principal amount of $500,000; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989;
                    Pledge Agreement; Security Agreement; Common Stock Warrant Agreement (2,837,388 shares of the Company's Common Stock); Common Stock Warrant Agreement (2,500,000 shares); Common Stock Warrant Agreement ("Mirror Rights Agreement"); and Common Stock Registration Rights Agreement. (6)

          10(g) Amendment dated July 28, 1989 to the following agreements by and between the Company and Sanderson Electronics PLC:
                    15% Convertible Senior Note in the principal amount of $500,000, dated as of January 6, 1989; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989; Common Stock Warrant Agreement dated as of January 6, 1989 pursuant to which the Notes may be converted to 2,500,000 shares of the Company's Common stock. (7)

          10(h) Commitment Letter by and between General Automation, Ltd. and Sanderson Computers (PPS) Limited for a Floating Rate Unsecured Convertible Loan Stock. (8)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


          10(i)     Articles of Association of SGA Pacific
                    Limited.  (9)

          10(j)     The Company's 1991 Stock option Plan and
                    Directors' Stock Option Plan.  (11)

          10(k) Agreement for the sale and purchase of 49,951 ordinary shares in the capital of Eurosystems GA Ltd. to Krypton Group Ltd., and instrument constituting $990,000 non-interest bearing loan note, all dated October 28, 1993. (12)

          10(l) Agreement relating to the Company's sale of its 51% interest in SGA Pacific, Limited to Sanderson Technology, Ltd., dated October 20, 1994. (13)

          21        Subsidiaries of Registrant

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

 (6) Filed as Exhibits to the Company's Current Report on Form 8-K dated as of January 6, 1989, and by this reference incorporated herein.

 (7) Filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K  (Continued)


  (8) Filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

  (9) Filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

 (10) Filed as Exhibit 3(b) to the Company's Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

 (11) Filed as Exhibits to the Company's Form S-8 as filed on October 4, 1991, and by this reference incorporated herein.

 (12) Filed as Exhibit to the Company's Form 8-K dated as of November 12, 1993, and by this reference incorporated herein.

 (13) Filed as Exhibit to the Company's Form 8-K dated as of November 23, 1994, and by this reference incorporated herein.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                   Pages
                                                                   -----

Report of Independent Accountants                                    27

Financial Statements:

         Consolidated Balance Sheet - September 30, 1995             28 - 29
          and 1994

         Consolidated Statement of Operations for the
          Three Years in the period ended
          September 30, 1995.                                        30

         Consolidated Statement of Shareholders' Equity              31
          (Deficit) for the Three Years Ended
          September 30, 1995.

         Consolidated Statement of Cash Flows for the Three Years    32 - 33
          in the period Ended September 30, 1995

Notes to Consolidated Financial Statements                           34 - 50

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Shareholders and Board of Directors of General Automation, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of General Automation, Inc. and its subsidiaries at September 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Costa Mesa, California
December 19, 1995

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                              September 30
                                                              ----------------------------------------
                                                               1995                             1994
                                                              ------                          --------
Assets
------

Current Assets:
  Cash                                                        $   101                          $   230
  Accounts receivable, net (Note 2)                             5,679                            9,144
  Inventories (Note 2)                                          1,726                            4,427
  Prepaid expenses                                                185                              409
                                                              -------                          -------

                  Total current assets                          7,691                           14,210
                                                              -------                          -------

Long-term receivable                                              570                              210
Property, plant and equipment, net of
  accumulated depreciation and
  amortization (Note 2)                                         1,354                            1,698

Other assets (Note 2)                                             869                            1,923
                                                              -------                          -------
                                                              $10,484                          $18,041
                                                              =======                          =======





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                            September 30
                                                              -------------------------------------
                                                               1995                         1994
                                                              -------                      --------
Liabilities and Shareholders' Equity
------------------------------------


Current Liabilities:
  Accounts payable                                            $  2,959                     $  3,731
  Advances from customers (Note 1)                               3,401                        1,373
  Accrued income taxes (Note 6)                                                                 688
  Other accrued expenses (Note 2)                                  850                        2,899
  Notes payable and current
   portion of long-term
   debt (Note 3)                                                 1,119                        2,794
                                                               -------                      -------

         Total current liabilities                               8,329                       11,485

Long-term debt, excluding
  current portion (Note 3)                                       1,305                        1,453

Deferred credit                                                     79                           70

Minority interest - SGA
 Pacific Ltd. (SGA) (Note 8)                                                                  1,787

Commitments and contingencies (Note 10)

Shareholders' Equity

         Common stock par value $.10 per share;
          Authorized 30,000,000 shares; issued
           and outstanding 7,391,776 at
          September 30,1995 and 11,366,776
           September 30, 1994                                      739                        1,137
         Additional paid in capital                             42,533                       42,420
         Accumulated deficit                                   (42,501)                     (40,457)
         Currency translation adjustments                                                       146
                                                              --------                     --------
         Total shareholders' equity                                771                        3,246
                                                              --------                     --------
                                                              $ 10,484                     $ 18,041
                                                              ========                     ========




The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                         Twelve Months Ended September 30
                                           ---------------------------------------------------------
                                             1995                      1994                   1993
                                           --------                   -------                -------
Sales - net -  Product                     $  7,020                   $21,284                $21,149
               Service revenue                7,249                    13,330                 21,729
                                           --------                   -------                -------
                          Total              14,269                    34,614                 42,878
                                           --------                   -------                -------
Costs and expenses:
  Cost of sales - Product                     6,502                    11,763                 11,353
                - Service                     4,964                     9,806                 14,685
  Selling and administrative                  3,704                     9,607                 14,453
  Research and development                      584                     1,753                  1,734
  Loss on disposal of subsidiaries                                                               994
  Other, net                                    181                      (385)                    10
                                           --------                   -------                -------
                                             15,935                    33,314                 43,229
                                           --------                   -------                -------
         (Loss) income from
           operations                        (1,666)                    1,300                   (351)
Interest income                                  35                        41                    146
Interest expense                               (434)                     (649)                  (865)
                                           --------                   -------                -------
         (Loss) income before
           income taxes, minority
           interest and extraordinary
           items                             (2,065)                      692                 (1,070)
(Benefit from) provision for
  Income taxes                                                           (454)                   190

Minority interest in income of SGA                                        719                    217
                                           --------                   -------                -------
         (Loss) income before
           extraordinary items               (2,065)                      427                 (1,477)

Extraordinary items (Note 9)                                                                     900
                                           --------                   -------                -------
  Net (loss) income                        $ (2,065)                  $   427                $  (577)
                                           ========                   =======                =======
Earnings per share - primary:
  (Loss) income before
   extraordinary items                     $   (.26)                  $  (.04)               $  (.13)
  Extraordinary items                                                                            .08
                                           --------                   -------                -------
  Net (loss) income                        $   (.26)                  $  (.04)               $  (.05)
                                           ========                   =======                =======

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)



                                                              Additional
                                           Common Stock        Paid-in                      Translation
                                      Shares       Amount      Capital        Deficit       Adjustment
                                      ------       ------      -------        -------       -----------
Balance at September 30, 1992        11,366,776   $1,137      $42,420       $(40,307)         $ 192

Net loss                                                                        (577)
Translation adjustments                                                                        (601)
                                     ----------   ------      -------       --------          -----

Balance at September 30, 1993        11,366,776    1,137       42,420        (40,884)          (409)

Net income                                                                       427
Translation adjustments                                                                         555
                                     ----------   ------      -------       --------          -----

Balance at September 30, 1994        11,366,776    1,137       42,420        (40,457)           146

Net loss                                                                      (2,065)
Retired from Sale of SGA             (4,100,000)    (410)         113             21           (146)
Issued for legal settlement             125,000       12
                                     ----------   ------      -------       --------          -----

Balance at September 30, 1995         7,391,776   $  739      $42,533       $(42,501)         $ -0-
                                     ==========   ======      =======       ========          =====





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                              Twelve Months Ended September 30
                                                        -------------------------------------------------
                                                          1995             1994                   1993
                                                        --------          ------                ---------
Cash flows (used for) provided by
 operating activities:

Net (loss) income                                       $(2,065)          $  427                 $  (577)
Adjustments to reconcile net
 (loss) income to net
 cash (used for) provided by
 operations:
  Depreciation and amortization                             355            1,328                   1,057

Minority interest in income of SGA                                           719                     217
Changes in balance sheet items, net of
   dispositions
 Accounts receivable                                     (3,846)          (1,461)                 (1,711)
 Inventories                                                563              233                   1,125
 Prepaid expenses                                           (11)              11                    (131)
 Other assets                                                79              155                    (415)
 Accounts payable                                         1,662              978                   1,760
 Advances from customers                                  3,160             (371)                    157
 Accrued income taxes                                                       (512)                   (441)
 Other accrued expenses                                    (240)            (534)                    216
                                                         ------           ------                  ------

Net cash (used for) provided by operating
 activities                                                (343)             973                   1,257
                                                         ------           ------                  ------





The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries

                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Dollars in thousands)


                                                       Twelve Months Ended September 30
                                                  -------------------------------------------
                                                    1995              1994             1993
                                                  ------             ------           -------

Cash flows (used for)
 investing activities:
Purchases of property, plant and
  equipment                                        (1,328)            (431)             (556)
Capitalized software                                 (178)            (410)             (374)
Investment in subsidiary                              (21)
                                                  -------          -------           -------
Net cash (used for)
  investing activities                             (1,527)            (841)             (930)
                                                  -------          -------           -------
Cash flows provided by (used for)
 financing activities:
Proceeds from issuance of notes payable             1,357              940             1,848
Principal payments on notes payable                (1,407)          (2,000)           (1,835)
Principal payments on accrued taxes                                   (133)             (200)
Proceeds from sale of SGA Pacific                   1,791
                                                  -------          -------           -------
Net cash  provided by (used for)
  financing activities                              1,741           (1,193)             (187)
                                                  -------          -------           -------
Effect of exchange rates on cash                                       125                15
                                                  ------           -------           -------
Increase (decrease) in cash                         (129)             (936)              155
Cash at beginning of period                          230             1,166             1,011
                                                  ------           -------           -------

Cash at end of period                             $  101           $   230             1,166
                                                  ======           =======           =======

Cash paid during the period for:

                  Interest                        $  452           $ 1,042           $   659
                                                  ======           =======           =======

                  Income taxes                    $                $   133           $   691
                                                  ======           =======           =======

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

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

Revenue Recognition
-------------------

Revenues for sales of products are recognized as shipped. Revenue is not recognized on product sales if significant obligations remain or collectibility is in doubt. Revenues for maintenance service contracts are recognized on a monthly basis ratably over the period of the contracts. Cash payments received and billings in advance of revenue recognition are deferred (Advances from customers) and recognized as earned. Vertical installations (Library, Service Advantage, etc.) revenues are recognized on the percentage of completion method.

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

Depreciation and Amortization
-----------------------------

Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

Building                             30 years
Machinery and equipment              3-7 years
Furniture and fixtures               3-7 years
Leasehold improvements               Lease term or asset life, whichever is less
Customer service spare parts         7 years

The estimated useful life of customer service spare parts is adjusted to reflect actual usage

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

 1. Description of the Company and Summary of Significant Accounting Policies, Continued

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

Equity Investments
------------------

The Company accounted for its minority interest in investees on the equity method, under which the Company recognize its pro-rata share of net income as reported by the investees, after adjusting for the effects of intercompany transactions.

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

Earnings Per Common Share
-------------------------

Earnings or loss per share are based on the weighted average number of shares outstanding without inclusion of common stock equivalents if such inclusion would be antidilutive.

Weighted average shares used in the earnings or loss per share calculations for the years ended September 30, 1995, 1994 and 1993 are 8,036,572, 11,366,776 and
11,366,776, respectively.

Reclassifications
-----------------

Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

2.  Composition of Certain Balance Sheet Accounts (in thousands):

Accounts receivable consist of:

                                                                         September 30
                                                            ------------------------------------
                                                              1995                        1994
                                                            ---------                   --------
Trade receivables                                             $6,007                      $9,757
Due from related parties                                         116                          75
                                                              ------                      ------
                                                               6,123                       9,832
Less allowance for doubtful accounts                            (444)                       (688)
                                                              ------                      ------
                                                              $5,679                      $9,144
                                                              ======                      ======

Inventories are summarized as follows:

                                                                         September 30
                                                              ----------------------------------
                                                               1995                        1994
                                                              ------                      ------

Materials, subassemblies and spare parts                      $1,498                      $2,715
Work in process                                                  157                         297
Finished goods                                                    71                       1,415
                                                              ------                      ------

                                                              $1,726                      $4,427
                                                              ======                      ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

2.  Composition of Certain Balance Sheet Accounts (in thousands):

The major classes of property, plant and equipment are as follows:

                                                                September 30
                                                    ----------------------------------
                                                      1995                     1994
                                                    ---------                --------
Land and building                                    $ 1,256
Machinery and equipment                                2,064                  $ 3,346
Furniture and fixtures                                   200                    1,798
Leasehold improvements                                    50                      451
                                                     -------                  -------
                                                       3,570                    5,595
Less accumulated depreciation
  and amortization                                    (2,216)                  (3,897)
                                                     -------                  -------
                                                     $ 1,354                  $ 1,698
                                                     =======                  =======

Depreciation and amortization expense for the years ended September 30, 1995, 1994 and 1993 amounted to $60, $528 and $577, respectively.

Other assets comprise:

                                                September 30
                                        ---------------------------
                                          1995               1994
                                        -------            --------
Computer software costs                  $1,612            $  4,403
Goodwill                                                        551
Other                                        67                  44
                                         ------            --------
                                          1,679               4,998
Less accumulated
 amortization                              (810)             (3,075)
                                         ------            --------
                                         $  869            $  1,923
                                         ======            ========

During the years ended September 30, 1995, 1994 and 1993 the Company capitalized $178, $410 and $374 of software and development costs, respectively, and $295, $678 and $654 of such costs were amortized to cost of sales, respectively.

Other accrued expenses consist of the following:

                                                   September 30
                                            -------------------------
                                             1995              1994
                                            ------            -------
Accrued payroll                               429              $1,305
Accrued taxes other than income                95                 150
Other                                         326               1,444
                                             ----              ------
                                             $850              $2,899
                                             ====              ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                            (Dollars and thousands)

3.   Notes Payable and Long-Term Debt:

Notes payable and long-term debt consist of the following:

                                                                                   September 30
                                                                            -----------------------------
                                                                              1995                 1994
                                                                            --------             --------
                                                                                  (in thousands)
Note redeemable due March, 1995
  bearing interest at 10%, monthly
  payments of $150,000
  plus interest beginning December, 1994                                        --                 $  550
Note payable maturing January, 1997
  bearing interest at 15%, monthly payments
  of $31,192 beginning August, 1995                                         $  450                    500
Payable for purchase of Maxial Systems, Inc.,
  described below, monthly payments of
  $6,800, 13% interest                                                         195                    245
Notes payable to States relating to taxes
  maturing August, 1995 through March, 1999
  bearing interest 12%, monthly
  payments of $22,640                                                          241                    468
Note payable to Sanderson Electronics
  PLC, due September 30, 1994 bearing
  interest at LIBOR plus 2.5%                                                   --                    704
Mortgage payable to National Bank of
  Southern California beginning November, 1994
  bearing interest at prime + 1%, monthly
  payments of $8,445                                                           995                     --
Lines of credit:
  Bank overdraft facilities, SGA Pacific
  Ltd, bearing interest at Australia
  prime + 1.65%                                                                 --                    481
  Continental Business Credit, bearing
  interest at prime plus 6%, renewable
  every six months                                                             543                    711
  Bank of New Zealand, due on 30 day call
  notice at New Zealand prime + 1.65%
  to 2.75%                                                                      --                    588
                                                                            ------                 ------
                                                                             2,424                  4,247
         Less amounts due in one year                                        1,119                  2,794
                                                                            ------                 ------
                                                                            $1,305                 $1,453
                                                                            ======                 ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)


3.  Notes Payable and Long-Term Debt, Continued:

Payment requirements on principal balances at September 30, 1995 are approximately as follows: (in thousands) for the twelve month periods ending September 30, 1996 - $1,119, 1997 - $233, 1998 - $92, 1999 - $14, 2000 - $10.

In conjunction with the purchase of Maxial Systems, Inc. in 1986, the Company entered into a revised note agreement with Robert Kramer. The note is collateralized by the assets of the Company and was issued to complete the obligations of the Company in the purchase. The note provides for 48 monthly payments of $7, of which 13 have been made at September 30, 1995. At September 30, 1995 the total remaining payments were $238, less imputed interest, bringing the present value of the note to $195.

In June 1987, the Company completed a private placement of $1,050 unsecured redeemable notes due June 1992. Repayment of one note in the amount of $550 was completed in fiscal 1995. The second note has total remaining payments at September 30, 1995 of $499 less imputed interest, bringing the present value of the note to $450. Monthly payments are $31.

In March 1991, an agreement was reached with a domestic lender for a line of credit collateralized by all current domestic trade accounts receivable. The maximum borrowing limit is $800 with interest at prime plus 6% with a minimum rate of 14%. At September 30, 1995 the total owed on this line was $543. The agreement is renewable at six month intervals. The line includes various covenants and restrictions; at September 30, 1995 the Company was not in compliance with certain covenants, for which a waiver was obtained from the lender.

The Company purchased a building in Irvine, California, on November 16, 1994, which serves as the Company's corporate offices. The purchase price was $1,200, less a down payment of $200 leaving a financed balance of $1,000. Monthly payments for the first twenty-four months are guaranteed to remain at $8 each. Annual interest is based on prime, plus 1%. Monthly payments will be adjusted annually for changes to the prime rate. At the end of ten years, a balloon payment of approximately $917 will be due.

 4.   Employee Benefit Plans:

The Company has a profit sharing 401K plan covering substantially all of its domestic employees. Eligible employees may contribute 2% to 12% of their compensation up to the maximum dollar amount allowed by the IRS. The Company has agreed to contribute from profits in amounts equal to 50% of each employee's contribution up to 3% of the employee's compensation. The Company may elect to, although it is not obligated to, make contributions in years when it has no profits. Contributions for the periods ended September 30, 1995, September 30, 1994 and September 30, 1993 were $78, $65 and $65, respectively.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

5.   Stock Options

In February 1991, the shareholders of the Company adopted the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan. The Board of Directors of the Company authorized the grant of options to current employees and directors of the Company, which were exercisable through December 31, 1994. Employees and directors who held options under previous plans were given the right to retain those options or accept the options under the 1991 Plans, in which case their existing options would be canceled. Options under the 1991 Plans were priced in excess of the market price of approximately $0.625 on the date of authorization. All such option holders accepted the options offered under the 1991 Plans, and all options to acquire common stock of the Company were consolidated under the 1991 Plans. In April, 1994, the shareholders of the company adopted an amendment to the 1991 Stock Option Plan increasing the shares of Common Stock reserved for issuance thereunder from 900,000 to 1,300,000. The shareholders, at the same time, adopted an amendment to the 1991 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 100,000 to 200,000, and to modify certain provisions concerning non-discretionary stock option grants.

                                                           Number of              Option Price
                                                            Shares                  Per Share
                                                           ---------               -----------
1991 PLANS
----------
Outstanding at September 30, 1992                           863,000                   $0.75
                  Granted                                       -0-
                  Exercised                                     -0-
                  Terminated                                (23,000)
                                                          ---------
Outstanding at September 30, 1993                           840,000                   $0.75
                  Granted                                   513,000
                  Exercised                                     -0-
                  Terminated                               (210,000)
                                                          ---------
Outstanding at September 30, 1994                         1,143,000                   $0.75
                  Granted                                   300,000
                  Exercised                                     -0-
                  Terminated                                (25,000)
                                                          ---------
Outstanding at September 30, 1995                         1,418,000                   $0.75
                                                          =========

All remaining 1,418,000 options granted under the 1991 Plan are exercisable at September 30, 1995. Under the amended 1991 Plan an additional 82,000 shares have been reserved for future grants. All outstanding options have been granted at $0.75 per share.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
6.       Income Taxes:

Effective October 1, 1993, the Company adopted the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires a liability approach for computing deferred income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the payable or refundable amount for the period plus or minus the change during the period in deferred tax assets and liabilities.

The cumulative effect of adopting Statement 109, as of October 1, 1993 did not change net income. As permitted under the Statement, prior years' financial statements have not been restated.

The provision (benefit) for income taxes for each of the three fiscal years in the period ended September 30, 1995 consists of the following:

                                     Year Ended
                                    September 30
                              -------------------------
                       1995             1994             1993
                       ----            -----            -----
                                    (in thousands)
    Current:
      Domestic        $    --          $(900)            --
      Foreign              --          $ 446            $190
                      -------          -----            ----
                           --           (454)            190
                      -------          -----            ----
    Deferred:
      Domestic             --                             --
      Foreign              --             --              --
                      -------          -----            ----
                      $    --          $(454)           $190
                      -------          -----            ----


Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes and extraordinary income are as follows:

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
6.       Income Taxes, Continued:

                                                                     Year Ended
                                                                    September 30
                                                    ------------------------------------------
                                                    1995                1994              1993
                                                    ----                ----              ----
                                                                   (in thousands)
Tax (benefits) provision
 calculated at Federal
 statutory rate                                     $ (702)              235            $(385)
Tax benefits not provided
 on losses of domestic
 and foreign operations                               (405)              414              915
Foreign operations taxed
 at other than federal
 statutory rate                                                         (205)            (284)
Amortization of goodwill                                53                60              (56)
Reduction in estimated taxes due
 under 1989 IRS settlement                                              (900)
Income from sale of foreign subsidiary               1,054
Other                                                                    (58)
                                                    ------             -----            -----
(Benefit) provision at effective tax rate           $   --             $(454)           $ 190
                                                    ======             =====            =====


No deferred taxes were recorded for the period ended September 30, 1995 and September 30, 1994. For the years ended September 30, 1993, there were $72 in deferred taxes recorded from European operations.

At September 30, 1995, the Company has domestic net operating loss carryforwards for financial reporting and tax purposes of approximately $45,000 and $53,000 respectively, expiring primarily during the years 1997 through 2010. The tax net operating loss carryforwards could be limited due to a possible greater than 50% ownership change that may have occurred.

On May 19, 1989, the Company and the IRS executed a revised agreement relating to tax deficiencies assessed for years 1974 to 1981, the terms and conditions of which include the following:

             Beginning on June 5, 1989, the Company began paying $17 per month over a 60 month period. The IRS applied such payments totaling $1,000 against the Company's assessed liability for interest.
             The Company completed the payment schedule in May, 1994.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

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

The IRS has replaced the lien against all the assets of the Company with a lien on certain trademarks and technology of the Company. The lien should have been released subsequent to receipt of the last payment by the IRS in May, 1994. This release was not obtained until November, 1995.

At September 30, 1994, 1993 and 1992, the Company revised its estimated tax liability relating to the $2.8 million fixed portion of the revised IRS settlement agreement. Based upon projected operating results, management determined that approximately $1 million each year of the estimated tax liability would be satisfied by the end of fiscal year 1994 by waiver of unused NOL carryovers and not from financial assets. Accordingly, the September 30, 1994 tax liability accounts of the Company reflect this change in accounting estimate, which has been reflected as an extraordinary item in the Consolidated Statement of Operations, $1,000 in 1992 and $900 in 1993. In 1994 the adjustment of $900 is included in the provision for income taxes.

 Deferred tax assets as of September 30, 1995, relate to the following:

                                                    Deferred Tax Assets
                                           ------------------------------------
                                           Current                   Long-Term
                                           -------                   ---------
         Inventory reserve                    82
         Warranty Reserve                     16
         Vacation accrual                    117
         Allowance for bad debts             151
         Accrued royalties                    32
         NOL carryforward                                              2,379
         Foreign Tax Credits
                                            ----                      ------
                  Total                      398                       2,379
                  Valuation Allowance       (398)                     (2,379)
                                            ----                      ------
                  Net                          0                           0
                                            ====                      ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

7.      Segment Information:

The Company operates in one business segment. Operations include the design, manufacture, sales and service of computer systems and computer products. In 1995, essentially all of the Company's operations were within the United States.

Information concerning the Company's operations by geographic area for 1994 and 1993 is as follows:



                                                       Twelve Months Ended September 30, 1994
                                           -------------------------------------------------------------
                                           United             Pacific          Elimina-
                                           States             Basin            tions            Total
                                                                   (In thousands)
 Net sales to
  customers                                $13,422           $21,192                            $34,614
 Inter-area sales                              575                              $ (575)
                                           -------           -------            ------          -------
 Total net sales                           $13,997           $21,192            $ (575)         $34,614
                                           -------                              ------          -------

 Segment operating
  income                                   $   741           $ 2,148                            $ 2,889
                                           -------           -------            ------          -------

 Interest expense, net                                                                             (608)
 Corporate expenses                                                                              (1,589)
                                                                                                -------
 Income before income
  taxes and minority interests                                                                  $   692
                                                                                                =======
 Identifiable assets                       $ 6,655           $11,982            $ (596)         $18,041
                                           -------           -------            ------          -------
 Identifiable
  liabilities                              $ 5,110           $ 7,942            $1,743          $14,795
                                           -------           -------            ------          -------

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)
7.                Segment Information, Continued:


                                                               Twelve Months Ended September 30, 1993
                                           ----------------------------------------------------------------------------
                                           United                            Pacific         Elimina-
                                           States           Europe           Basin            tions            Total
                                                                         (In thousands)
 Net sales to
  customers                                $13,501            $12,243         $17,134                           $42,878
 Inter-area sales                              827                 37                          $  (864)
                                           -------            -------         -------          -------          -------
 Total net sales                           $14,328            $12,280         $17,134          $  (864)         $42,878
                                           -------            -------         -------          -------          -------

 Segment operating
  income (loss)                            $   473            $  (718)        $   929                               684
                                           -------            -------         -------          -------

 Interest expense, net                                                                                             (719)
 Corporate expenses                                                                                              (1,035)
                                                                                                                -------
 Loss before income
  taxes minority interests
  and extraordinary income                                                                                      $(1,070)
                                                                                                                =======
 Identifiable assets                       $ 8,213            $ 5,700         $ 9,772          $(1,229)         $22,456
                                           -------            -------         -------          -------          -------
 Identifiable
  liabilities                              $ 4,916            $ 4,649         $ 7,404          $ 3,223          $20,192
                                           -------            -------         -------          -------          -------

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

8.  Acquisitions and Dispositions:

Effective October 1, 1989, the Company acquired a 29.3% interest in SGA Pacific Limited (SGA), a distributor of the Company's products in Australia, New Zealand and Asia in exchange for the stock of the Company's wholly-owned subsidiaries in Singapore and Hong Kong, and for cash of $38. The total consideration, which is the aggregate of the Company's historical basis in the stock exchanged and the cash, amounted to $243.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

8.  Acquisitions and Dispositions, Continued:

On July 1, 1990, the Company purchased an additional 21.8% interest in SGA from Sanderson Electronics, PLC, for $875. As the Company became a majority (51.1%) stockholder, SGA's operations have been consolidated with the Company from July 1, 1990. On November 10, 1994, with retroactive effect from October 1, 1994, the company sold its 51% share of SGA Pacific, Ltd. to Sanderson Technology, Ltd. In consideration, Sanderson Technology Ltd. paid the Company $1,000 in cash, $1,000 in a 24 month note, plus transferred 4,100,000 shares of the Company's common shares back to the Company, which were retired. This brought Sanderson's interest in the Company down to under 10%. The sale was not recorded as a profit due to the related party nature of the transaction. However, the estimated gain of $3.1 million will be taxable on the fiscal 1995 tax return. It is expected that most of $1.1 million due in Federal income taxes will be offset by net operating loss carryforwards.

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

In March, 1993, Eurosystems GA, Ltd. sold its shares of Eurosystems GmbH (Germany) to the minority shareholders of the German subsidiary for DM3,000 (approximately $1,863). Because this event was related to the initial purchase in October, 1992, the Company determined that the proper recording of its share of the gain on the transaction was be to offset the gain of $251 against the goodwill established at the time of the acquisition.

On October 29, 1993, with retroactive effect from September 30, 1993, the Company sold its 61% share of Eurosystems to the minority shareholders of Eurosystems (Krypton Group Ltd.) for $750. A loss of $994 related to this disposition is included in the 1993 consolidated statement of operations. The terms included a note receivable in the amount of $750 if paid by December 31, 1993, or $795, including $45 interest if paid before March 31, 1994. If not repaid by March 31, 1994, the note is repayable in 33 monthly installments of $30. The note was not paid by March 31, 1994 and after receiving six monthly installments, payments were suspended by Krypton. For fiscal year 1994, the Company set up a reserve against the $810 balance remaining. In 1995 Krypton filed for bankruptcy. The Company has entered into an agreement which would allow GA to share equally in the Eurosystems group of companies wholly owned by Future Systems, Ltd. a newly formed Company in Great Britain and owned by the former Krypton management. The Eurosystems Group has been profitable and management expects to receive the $570 carried in the balance sheet.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)


8.  Acquisitions and Dispositions, Continued:

Unaudited Proforma condensed financial information of the Company for fiscal year 1994 as if the divestitures of Eurosystems GA, Ltd. and SGA Pacific, Limited had occurred as of the beginning of fiscal year 1993:

                                                      Unaudited Proforma Balance Sheet
                                                      --------------------------------
                                                             At September 30, 1994
                                                      --------------------------------
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
                                                                      ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)


 8.  Acquisitions and Dispositions, Continued:

                                               Unaudited Proforma Statement of Operations
                                           --------------------------------------------------
                                                  For the Year Ended September 30, 1994
                                           ---------------------------------------------------
Sales, net                                                          $14,572
Income (loss) from
operations                                                             (842)
Net income (loss)                                                   $  (318)
Per share-primary:
Income (loss) before
 extraordinary income                                               $ (0.40)
Extraordinary items
                                                                    -------
                                                                    $ (0.40)
                                                                    =======

9.   Extraordinary Income:

Extraordinary income for the year ended September 30, 1993 included $1,000 from a decrease in estimated tax liabilities as described in Note 6.

10. Commitments and Contingencies:

The Company leases certain facilities and equipment under operating leases. Lease rental expense for the periods ended September 30, 1995, September 30, 1994 and September 30, 1993 were approximately $305, $1,367 and $1,786, respectively.

As of September 30, 1995, the minimum rental commitments required under existing noncancellable operating leases, some of which provide for future increases in minimum rentals, are (in thousands) as follows:

                                                        Amount
                                                        ------
                          1996                            $144
                          1997                               5
                          1998                               0
                          1999                               0

                                                          ----
                                                          $149
                                                          ====

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

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

The Company is currently a party to a lease agreement for its former corporate headquarters in Anaheim through February, 1996. The Company does not expect to sub-lease the building through the remainder of the lease term. Approximately $75 has been accrued for losses anticipated with this transaction.

The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the litigation are, under the direction of the court, jointly funding testing to determine the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's expenses in this matter.

                                   SIGNATURES

          Pursuant to the requirements of section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GENERAL AUTOMATION, INC.



Date:    December 28, 1995                      By:   /s/ John R. Donnelly
                                                    -----------------------
                                                      John R. Donnelly
                                                      Vice President, and
                                                      Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    Signature                                    Title                               Date
------------------                      ------------------------                     ----
/s/ Lawrence Michels                     Chairman of the Board                     December 28, 1995
-------------------------
Lawrence Michels



/s/ leonard N. Makenzie                  Vice Chairman of the Board                December 28, 1995
-------------------------
Leonard N. Mackenzie



/s/ Robert D. Bagby                      President, Chief Executive Officer        December 28, 1995
-------------------------
Robert D. Bagby



/s/ Robert M. McClure                    Director                                  December 28, 1995
-------------------------
Robert M. McClure



/s/ Paul Morigi                          Director                                  December 28, 1995
-------------------------
Paul Morigi



/s/ Philip T. Noden                      Director                                  December 28, 1995
-------------------------
Philip T. Noden

                                EXHIBIT INDEX



                                                                                    Sequentially
   Exhibit                                                                            Numbered
   Number                          Description                                         Pages
   -------                         -----------                                      ------------
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

   10(d)     Form of Note Purchase and Warrant Agreement dated as of
             June 17, 1987, between the Company and the Purchasers thereof. (5)

   10(e) Amendment dated May 18, 1989 to Note Purchase Agreement dated June 17, 1987 between the Company and Paul Morigi &
             Company. (10)

   10(f) The following agreements by and between the Company and Sanderson Electronics PLC, all dated as of January 6, 1989, except as indicated: Purchase Agreement; 15% Convertible Senior Note in the principal amount of $500,000; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989;
             Pledge Agreement; Security Agreement; Common Stock Warrant
             Agreement (2,837,388 shares of the Company's Common Stock); Common
             Stock Warrant Agreement (2,500,000 shares); Common Stock Warrant
             Agreement ("Mirror Rights Agreement"); and Common Stock
             Registration Rights Agreement. (6)

   10(g) Amendment dated July 28, 1989 to the following agreements by and between the Company and Sanderson Electronics PLC: 15%
             Convertible Senior Note in the principal amount of $500,000, dated as of January 6, 1989; 15% Convertible Senior Note in the principal amount of $1,250,000, dated as of January 24, 1989;
             Common Stock Warrant Agreement dated as of January 6, 1989 pursuant to which the Notes may be converted to 2,500,000 shares of the Company's Common stock. (7)

   10(h)     Commitment Letter by and between General Automation, Ltd.
             and Sanderson Computers (PPS) Limited for a Floating Rate
             Unsecured Convertible Loan Stock. (8)

   10(i)     Articles of Association of SGA Pacific Limited. (9)

   10(j)     The Company's 1991 Stock option Plan and Directors' Stock Option
             Plan.  (11)

   10(k) Agreement for the sale and purchase of 49,951 ordinary shares in the capital of Eurosystems GA Ltd. to Krypton Group
             Ltd., and instrument constituting $990,000 non-interest bearing loan note, all dated October 28, 1993. (12)

   10(l) Agreement relating to the Company's sale of its 51% interest in SGA Pacific, Limited to Sanderson Technology, Ltd., dated
             October 20, 1994. (13)

   21        Subsidiaries of Registrant

   23        Consent of Independent Accountants.

   27        Financial Data Schedule.

-----------------

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

 (6) Filed as Exhibits to the Company's Current Report on Form 8-K dated as of January 6, 1989, and by this reference incorporated herein.

 (7) Filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

 (8)        Filed as Exhibit 10(y) to the Company's Annual Report on
            Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.
 (9) Filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.
(10) Filed as Exhibit 3(b) to the Company's Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.
(11) Filed as Exhibits to the Company's Form S-8 as filed on October 4, 1991, and by this reference incorporated herein.
(12) Filed as Exhibit to the Company's Form 8-K dated as of November 12, 1993, and by this reference incorporated herein.
(13) Filed as Exhibit to the Company's Form 8-K dated as of November 23, 1994, and by this reference incorporated herein.