Form 10-Q
period 1995-12-31
GENERAL AUTOMATION INC
filed 1996-02-02
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.

                         Commission file number 0-5260
                                                ------

                            GENERAL AUTOMATION, INC.
                            ------------------------
           (Exact name of registrant as specified in its charter).

           DELAWARE                                     95-2488811
           --------                                     ----------
(State or other jurisdiction of                 (I.R.S. employer I.D. No.)
incorporation or organization)

17731 MITCHELL NORTH, IRVINE, CALIFORNIA                92714
----------------------------------------                -----
(Address of principal executive offices)              (Zip code)

Registrant's telephone number including area code:  (714) 250-4800
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

         As of January 31, 1996 there were 7,391,776 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (DOLLARS IN THOUSANDS)

                                                                DECEMBER 31,            SEPTEMBER 30
                                                                    1995                    1995
                                                                ------------            ------------
                                                                 (UNAUDITED)
ASSETS
------

Current Assets:

     Cash                                                         $    52                 $   101
     Accounts receivable, less allowances of
       $778 and $444 respectively                                   7,161                   5,679
     Inventories                                                    2,053                   1,726
     Prepaid expenses                                                 333                     185
                                                                  -------                 -------
          Total current assets                                      9,599                   7,691

Long-term receivables                                                 570                     570
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                                       1,358                   1,354
Other assets                                                          770                     869
                                                                  -------                 -------
TOTAL ASSETS                                                      $12,297                 $10,484
                                                                  =======                 =======


   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (DOLLARS IN THOUSANDS)


                                                                DECEMBER 31,            SEPTEMBER 30
                                                                    1995                    1995
                                                                ------------            ------------
                                                                 (UNAUDITED)
LIABILITIES
-----------

Current liabilities:

     Accounts payable                                              $ 3,007                 $ 2,959
     Deferred revenue                                                4,911                   3,401
     Other accrued liabilities                                         957                     850
     Notes payable and current
      portion of long-term debt                                      1,178                   1,119
                                                                   -------                 -------
          Total current liabilities                                 10,053                   8,329
                                                                   -------                 -------

Long-term debt, excluding current portion                            1,190                   1,305
Deferred credits                                                        79                      79
                                                                   -------                 -------
Total Liabilities                                                   11,322                   9,713
                                                                   -------                 -------
SHAREHOLDERS' EQUITY
--------------------

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 7,391,776
      at both December 31, 1995 and
      September 30, 1995                                               739                     739
     Additional paid-in capital                                     42,533                  42,533
     Deficit                                                       (42,297)                (42,501)
                                                                   -------                 -------
TOTAL SHAREHOLDERS' EQUITY                                             975                     771
                                                                   -------                 -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $12,297                 $10,484
                                                                   =======                 =======

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                ------------------------------------------------
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       THREE MONTHS ENDED
                                                                    ------------------------
                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                     1995              1994
                                                                    ------            ------
SALES - PRODUCT                                                     $2,272            $1,519
SALES - SERVICE REVENUE                                              3,279             1,634
                                                                    ------            ------
              Total                                                  5,551             3,153
                                                                    ------            ------

COSTS AND EXPENSES:
 Cost of sales - Product                                             2,024             1,258
 Cost of sales - Service                                             2,164             1,193
 Research and development                                              223               121
 Selling and administrative                                            872               889
 Other, net                                                            (12)               64
                                                                    ------            ------
                                                                     5,271             3,525
                                                                    ------            ------
OPERATING INCOME                                                       280              (372)

Interest income                                                          1                17
Interest expense                                                       (77)             (106)
                                                                    ------            ------
     INCOME/(LOSS) BEFORE INCOME TAXES                                 204              (461)

Provision for income taxes                                               0                 0
                                                                    ------            ------
NET INCOME/(LOSS)                                                   $  204            $ (461)
                                                                    ======            ======



PER SHARE-PRIMARY:

     NET INCOME/(LOSS)                                              $ 0.03            $(0.05)
                                                                    ======            ======




   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                 ------------------------------------
                                                                 DECEMBER 31,            DECEMBER 31,
                                                                     1995                    1994
                                                                 ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

NET INCOME/(LOSS)                                                      204                    (461)
Adjustments to reconcile net income to net cash
  provided by or (used) for operations:
Depreciation and amortization                                           15                      84

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease):
  Accounts receivable                                               (1,482)                   (719)
  Inventories                                                         (327)                    220
  Prepaid expenses                                                    (148)                    (22)
  Other assets                                                          99
  Accounts payable                                                      48                    (173)
  Deferred revenue                                                   1,510                     189
  Accrued expense                                                      107                     349
                                                                    ------                  ------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                  26                    (533)
                                                                    ------                  ------
CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
-------------------------------------------------------

Purchases of property, plant and equipment                             (18)                 (1,249)
Sale of SGA Pacific, Ltd.                                                                    1,045
                                                                    ------                  ------
NET CASH USED FOR INVESTING ACTIVITIES                                 (18)                   (204)
                                                                    ------                  ------
CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
-------------------------------------------------------

Proceeds from issuance of notes payable                                267                   1,138
Principal payments on notes                                           (324)                   (400)
                                                                    ------                  ------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                   (57)                    738
                                                                    ------                  ------
Decrease in cash                                                       (49)                      1
Cash at beginning of period                                            101                     230
                                                                    ------                  ------
Cash at end of period                                               $   52                  $  231
                                                                    ======                  ======
      Cash paid during the period for:
          Interest                                                  $   77                  $  119
                                                                    ======                  ======
          Income taxes                                              $    0                  $    0
                                                                    ======                  ======


        The accompanying notes are an integral part of these statements

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

2.    INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                                               December 31,     September 30,
                                                                   1995              1995
                                                               ------------     -------------
Materials, subassemblies and service spares                       $1,777            $1,498

Work in process                                                      138               157

Finished goods                                                       138                71
                                                                  ------            ------
Total Inventories                                                 $2,053            $1,726
                                                                  ======            ======


3.   EARNINGS PER COMMON SHARE:

     Primary earnings or loss per common share for the three month periods ended December 31, 1995 and 1994 is based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

     Weighted average shares outstanding are 7,391,776 for the three month period ended December 31, 1995, and 9,985,255 for the three month period ended December 31, 1994.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
           DATA

SUMMARY

     The Company's marked improvement during the first quarter of FY 1996 over the same period in FY 1995 is the result of several management decisions to re-focus the Company into the areas where the Company has the resources and good reputation, which offers the greatest opportunity for sustained profitability. In addition to the actions set out in the three following paragraphs, the Company strengthened its management team to implement the new strategies which has resulted in six consecutive months of profit improvement and significant revenue gains; further, the Company introduced new systems and Power95 software products which have had acceptance in the marketplace.

     Effective in October 1, 1994, the Company's Pacific Basin subsidiaries in Australia, New Zealand and Singapore were sold to Sanderson Technology Limited for $2,000,000 in cash and notes, plus 4,100,000 common shares of the Company which had been owned by Sanderson. The Company retired the shares on December 1, 1994. (See Note 8 to the consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K). Accordingly, the financial statements presented in this filing do not include Pacific Basin data. The two General Automation Group Business Segments, product and service, have been reported separately in the financial statements above and reflect the same data which had been segregated as Domestic (USA generated) data on schedules A, B, and C in prior filings.

     Effective May 22, 1995, the Company and SunRiver Data Systems ("SRDS") entered into a strategic partnership under which the Company acquired the former ADDS Pick based business. The acquisition broadened the Company's hardware and software product offerings as well as adding over 2,000 service customers to its customer base and effectively doubled the Company's worldwide business and revenue base. (See "ACQUISITIONS AND DIVESTITURES" in the Company's 1995 Annual Report on Form 10-K).

     Effective August 28, 1995 the Company entered into an agreement with Sanderson Computers, Inc. ("SCI") under which SCI will be responsible for the world-wide sales and support of both the Maxial applications software package and the Zebra 2000 Advanced Library Management and Information System. Under the terms of the agreement, SCI will pay a royalty to the Company for each Maxial system sold (the Zebra 2000 system was licensed to the Company by Sanderson Computers PTY LTD and will provide no future revenues.) The amount of revenues expected from this agreement are uncertain at this time and are not expected to materially affect the position of the Company other than to eliminate the losses previously experienced in support of these products.

SALES

     Product sales increased $753,000 for the three month period ended December 31, 1995, as compared to the same three month period last year, primarily due to increased Dealer and International revenues from the strategic partnership with SunRiver Data Systems.

     Service revenues increased $1,645,000 in the three month period ended December 31, 1995 compared to last year primarily due to the strategic partnership with SunRiver Data Systems. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues. Service revenues of $95,000 were generated by GA's newly formed professional services group, which utilizes existing personnel to offer hardware and software consulting services.

     Management believes that in the future, the Company will see declining revenues from its own manufactured hardware. The decline is planned to be offset with the introduction and market acceptance of new hardware produced by other manufacturers under OEM agreements. The new hardware was introduced in September, 1995 and for the three month period ended December 31, 1995, sales of non-GA manufactured hardware increased $60,000 over the same period last year.

GROSS MARGIN

     The overall gross margin percentage for products and service increased 2 percentage points for the three months ended December 31, 1995, as compared with the corresponding period of the previous year. Product gross margins decreased 6 percentage points, due to a large percentage of entry level computer systems sales, which carry lower margins, low recognition of income on vertical installations, and increased overhead costs due to the partnership with SunRiver Data Systems. Service revenue gross margins increased 7 percentage points, due to increased revenues in excess of increased overhead costs resulting from the strategic partnership agreement.

EXPENSES

     Research and development expenses, including engineering, increased $102,000 in the three month period ended December 31, 1995 compared to the same period last year. These increased expenditures are a combination of strategic partnership engineering costs, and new product development costs.

     Selling and Administrative expenses decreased $17,000 in the three month period ended December 31, 1995 compared to the same period last year, due to staff reductions and decreased use of outside services and consultants offset by strategic partnership staff increases in the sales and marketing areas.

     Other expenses decreased $76,000 in the three months ended December 31, 1995, compared to the same period last year. This decrease is a combination of increased costs due to the strategic partnership, offset by gains on the disposal of assets from the Company's previously occupied Anaheim facility.

     Domestic interest expense decreased $29,000 for the three month period ended December 31, 1995 compared with the same period in 1994 due to decreased borrowings resulting from increased cash flows from strategic partnership billings.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate on improved cash resources.

     Net cash provided by operating activities for the three months ended December 31, 1995 was $26,000. Cash of $1,957,000 was consumed by increases in receivables, inventory and prepaid expenses while increases in deferred revenue and accrued expenses generated $1,617,000.

     Net cash of $18,000 was consumed by investing activities attributable to the purchase of fixed assets.

     Financing activities consumed net cash of $57,000, through new notes issued of $267,000 to finance insurance premiums, offset by net payments of debt of $324,000.

     Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000 plus monthly fees, which is collateralized by domestic accounts receivable. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, but not less than 14%, payable monthly. In addition, there are other monthly costs for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will be adequate for the short term, however, it is actively seeking to secure funding at a more competitive rate to provide additional capital for expansion. At December 31, 1995, the balance of the loan was $418,000. The Line of credit contains various covenants and restrictions. At December 31, 1995, the Company was in full compliance with all covenants and restrictions.

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



                                              GENERAL AUTOMATION, INC.



DATE:   January 31, 1996                      By:    /s/ John R. Donnelly
                                                     -----------------------
                                                     John R. Donnelly
                                                     Vice President, Finance
                                                     Chief Financial Officer