Form 10-Q
period 1996-03-31
GENERAL AUTOMATION INC
filed 1996-04-29
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the transition period from         to                   .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     As of April 30, 1996 there were 7,392,876 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                 (DOLLARS IN THOUSANDS)

                                                           MARCH 31,   SEPTEMBER 30
                                                             1996         1995

                                                           ---------   ------------
                                                                (UNAUDITED)
ASSETS

Current Assets:

     Cash                                                   $    92      $   101
     Accounts receivable, less allowances of
       $936 and $444 respectively                             6,679        5,679
     Inventories                                              1,862        1,726
     Prepaid expenses                                           991          185
                                                            -------      -------

          Total current assets                                9,624        7,691

Long-term receivables                                           570          570
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                                 1,370        1,354
Other assets                                                    691          869
                                                            -------      -------

TOTAL ASSETS                                                $12,255      $10,484
                                                            =======      =======

   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                         MARCH 31,   SEPTEMBER 30
                                                           1996          1995
                                                         ---------   ------------
                                                              (UNAUDITED)
LIABILITIES

Current liabilities:

     Accounts payable                                    $  3,210      $  2,959
     Deferred revenue                                       4,694         3,401
     Other accrued liabilities                                771           850
     Notes payable and current
      portion of long-term debt                               907         1,119
                                                         --------      --------

          Total current liabilities                         9,582         8,329
                                                         --------      --------


Long-term debt, excluding current portion                   1,111         1,305
Deferred credits                                               79            79
                                                         --------      --------

Total Liabilities                                          10,772         9,713
                                                         --------      --------

SHAREHOLDERS' EQUITY

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 7,392,876
      at March 31, 1996 and 7,391,776
      at September 30, 1995                                   739           739
     Additional paid-in capital                            42,534        42,533
     Deficit                                              (41,790)      (42,501)
                                                         --------      --------

TOTAL SHAREHOLDERS' EQUITY                                  1,483           771
                                                         --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 12,255      $ 10,484
                                                         ========      ========

   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               MARCH 31,               MARCH 31,
                                         --------------------    --------------------
                                           1996        1995        1996        1995
                                         --------------------    --------------------
SALES - PRODUCT                          $  2,329    $  1,128    $  4,601       2,647
SALES - SERVICE REVENUE                     3,958       1,647       7,237       3,281
                                         --------------------    --------------------
             Total                          6,287       2,775      11,838       5,928
                                         --------------------    --------------------

COSTS AND EXPENSES:
 Cost of sales - Product                    2,143       1,101       4,167       2,359
 Cost of sales - Service                    2,172       1,201       4,336       2,394
 Research and development                     271         118         494         239
 Selling and administrative                 1,101         956       1,973       1,845
 Other, net                                    28          17          16          81
                                         --------------------    --------------------

                                            5,715       3,393      10,986       6,918
                                         --------------------    --------------------

OPERATING INCOME                              572        (618)        852        (990)

Interest income                                 7          12           8          29
Interest expense                              (72)       (104)       (149)       (210)
                                         --------------------    --------------------

     INCOME/(LOSS) BEFORE INCOME TAXES        507        (710)        711      (1,171)

Provision for income taxes                      0           0           0           0
                                         --------------------    --------------------

NET INCOME/(LOSS)                        $    507    $   (710)   $    711    $ (1,171)
                                         ====================    ====================

PER SHARE-PRIMARY:

     NET INCOME/(LOSS)                   $   0.07    $  (0.10)   $   0.10    $  (0.12)
                                         ====================    ====================

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS ENDED
                                                           ------------------------
                                                            MARCH 31,     MARCH 31,
                                                              1996          1995
                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME/(LOSS)                                                711       (1,171)
Adjustments to reconcile net income to net cash
  provided by or (used) for operations:
Gain from disposal of assets                                     (55)
Depreciation and amortization                                     29          171

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease):
  Accounts receivable                                         (1,000)        (111)
  Inventories                                                   (136)         496
  Prepaid expenses                                              (806)        (111)
  Other assets                                                   178
  Accounts payable                                               251          375
  Deferred revenue                                             1,293          149
  Accrued expense                                                (79)          59
                                                             -------      -------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES           441         (143)
                                                             -------      -------

CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:

Purchases of property, plant and equipment                       (45)      (1,267)
Sale of SGA Pacific, Ltd.                                                   1,045
                                                             -------      -------
NET CASH USED FOR INVESTING ACTIVITIES                           (45)        (222)
                                                             -------      -------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:

Proceeds from issuance of common stock                             1
Proceeds from issuance of notes payable                          276        1,306
Principal payments on notes                                     (682)      (1,024)
                                                             -------      -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES            (405)         282
                                                             -------      -------

Decrease in cash                                                  (9)         (83)
Cash at beginning of period                                      101          230
                                                             -------      -------

Cash at end of period                                        $    92      $   147
                                                             =======      =======

      Cash paid during the period for:
          Interest                                           $   149      $   221
                                                             =======      =======

          Income taxes                                       $     0      $     0
                                                             =======      =======

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

2.       INVENTORIES ARE AS FOLLOWS: (IN THOUSANDS)

                                                            March 31,  September 30,
                                                              1996         1995
                                                            ---------  -------------
Materials, subassemblies and service spares                  $1,640       $1,498

Work in process                                                 123          157

Finished goods                                                   99           71
                                                             ------       ------

Total Inventories                                            $1,862       $1,726
                                                             ======       ======

3.       EARNINGS PER COMMON SHARE:

         Primary earnings or loss per common share for the three month periods ended March 31, 1996 and 1995 is based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

         Weighted average shares outstanding are 7,391,990 and 7,391,913 for the three and six month periods ended March 31, 1996, and 7,355,665 and 10,074,144 for the three and six month periods ended March 31, 1995.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL DATA

SUMMARY

         The Company's marked improvement during the second quarter of FY 1996 over the same period in FY 1995 is the result of several management decisions to re-focus the Company into the areas where the Company has the resources and good reputation, and which offer the greatest opportunity for sustained profitability. In addition to the actions set out in the two following paragraphs, the Company strengthened its management team to implement the new strategies which has resulted in nine consecutive months of profit improvement and significant revenue gains; further, the Company introduced new systems and Power95 software products which have had acceptance in the marketplace.

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

SALES

         Product sales increased $1,201,000 (106%) and $1,954,000 (74%) for the three and six month periods ended March 31, 1996, as compared to the same three and six month periods last year, primarily due to increased Dealer and International revenues from the strategic partnership with SunRiver Data Systems.

         Service revenues increased $2,311,000 (140%) and $3,956,000 (121%) for the three and six month periods ended March 31, 1996 compared to last year primarily due to the strategic partnership with SunRiver Data Systems. Service revenues on Company manufactured systems continue to decrease as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues. Service revenues of $100,000 for the quarter and $195,000 year to date were generated by GA's newly formed professional services group, which utilizes existing personnel to offer hardware and software consulting services.

         Management believes that in the future, the Company will see declining revenues from its own manufactured hardware. The decline is planned to be offset with increased sales generated from new hardware produced by other manufacturers under OEM agreements with Bull Groupe and NCR. The new hardware was introduced in September, 1995 and for the three and six month periods ended March 31, 1996, sales of non-GA manufactured hardware increased $484,000 and $855,000, respectively, over the same periods last year.

GROSS MARGIN

         The overall gross margin percentage for products and service increased 14 percentage points and 8 percentage points for the three and six month periods ended March 31, 1996 as compared with the corresponding periods of the previous year. Product gross margins increased 6 percentage points for the three month period and decreased 1 percentage point for the six month period. The increase for the three month period is due to the increased sales volume in relation to fixed costs. The decrease for the six month period is due to a large percentage of OEM computer systems sales, during the first quarter of the year, which carry lower margins. Service revenue gross margins increased 18 percentage points and 13 percentage points for the three and six month periods respectively, due to increased revenues in excess of increased overhead costs resulting from the strategic partnership agreement.

EXPENSES

         Research and development expenses, including engineering, increased $153,000 and $255,000 during the three and six month periods ended March 31, 1996, respectively, compared to the same period last year. These increased expenditures are the result of the consolidation of engineering functions attendant to the strategic partnership.

         Selling and Administrative expenses increased $145,000 and $128,000 during the three and six month periods ended March 31, 1996, respectively, compared to the same period last year. As a percent of sales, the expense levels have decreased from 34.4% to 17.5% for the quarter and from 31.1% to 16.7% year to date due to the significant increase in revenue.

         Other expenses increased $11,000 and decreased $65,000 during the three and six month periods ended March 31, 1996, compared to the same period last year. The increase for the three month period is due to costs associated with the strategic partnership. During the six month period, these costs were offset by $55,000 on the disposal of assets from the Company's previously occupied Anaheim facility.

         Interest expense decreased $32,000 and $61,000 for the three and six month periods ended March 31, 1996 compared with the same period in 1995 due to decreased borrowings resulting from increased cash flows and the nine consecutive profitable months.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate on improved cash resources.

         The Company's liquidity needs are met through receivable collections and asset-based loans. Through these two vehicles, we have met our supplier's requirements and have been able to continue the debt retirement effort begun in 1994. The Company is in the process of seeking a new line of credit, perhaps as high as $1,000,000, which is based on a more normal lending basis and at a lower cost. The continued profitability of the Company is the key element in obtaining this new line of credit. This new line would then be available for the Company to expand the business; management does not envision it being required for the current operations.

         Net cash provided by operating activities for the six months ended March 31, 1996 was $441,000. Cash of $1,942,000 was consumed by increases in receivables, inventory and prepaid expenses while increases in accounts payable and deferred revenue generated $1,544,000.

         Net cash of $45,000 was consumed by investing activities attributable to the purchase of fixed assets.

         Financing activities consumed net cash of $405,000, through new notes issued of $276,000 to finance annual insurance premiums, offset by net payments of debt totaling $682,000. Employees exercised stock options which generated cash of $1,000.

         Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000 plus monthly fees, which is collateralized by domestic accounts receivable. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, but not less than 14%, payable monthly. In addition, there are other monthly costs for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will be adequate for the short term, however, it is actively seeking to secure funding at a more competitive rate to provide additional capital for expansion. At March 31, 1996, the balance of the loan was $311,000. The Line of credit contains various covenants and restrictions. At March 31, 1996, the Company was in full compliance with all covenants and restrictions.

         The accounts receivable balance at March 31, 1996 was $6,679,000, an increase of $1,000,000 from September 30, 1995. This growth is primarily due to the $1,317,000 increase in annual billings by the Company on the previously held SunRiver contracts. These contracts are billed 45 days prior to the customer's anniversary date. The Company records revenue on a monthly amortized basis; the annualized portion of the unpaid receivables when compared to current period revenues can result in a higher than normal "days outstanding" profile.

ITEM 3.  OTHER INFORMATION

         The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the action, including the plaintiff, are jointly funding testing to determine the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's legal expenses associated with this matter. However, such contribution is being made under a reservation of rights. Until the testing results are available to determine the environmental damages, if any, the Company has not recorded a liability for any financial exposures attributed to the Company for remedial effort

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL AUTOMATION, INC.

DATE:  April 30, 1996                    By:   /s/ John R. Donnelly
                                              -----------------------
                                              John R. Donnelly
                                              Vice President, Finance
                                              Chief Financial Officer

PART II      OTHER INFORMATION

ITEM 6       Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             27 Financial Data Schedule

     (b)     Reports on Form 8-K:

             None