Form 10-K/A
period 1995-09-30
GENERAL AUTOMATION INC
filed 1996-05-02
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          FORM 10-K/A (AMENDMENT NO. 1)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September 30, 1995
           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file Number 0-5260

                            GENERAL AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                           95-2488811
            --------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

17731 Mitchell North, Irvine, California                         92714
- ----------------------------------------                         -----
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:  (714) 250-4800

Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                  Name of Exchange on which registered
        --------------                  ------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 25, 1996 are incorporated by reference into
Part III hereof, to the extent indicated herein.

                  The Index to Exhibits appears on pages 23 -25

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

In September 1989, the Company and Sanderson announced the formation of SGA Pacific Limited ("SGA") based in Sidney, Australia. The Company held 51% of the outstanding stock of SGA and Sanderson and management of SGA held 49%. On November 10, 1994, the Company sold its 51% interest in SGA to Sanderson Technologies, Ltd. For details of this transaction, see Acquisitions and Divestitures (following) and Note 8 to the Financial Statements. This transaction left Sanderson owning 442,588 shares of the Company's stock or approximately 6% percent of the Company's outstanding shares.

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

Effective May 22, 1995, GA and SunRiver Data Systems formed a Limited Liability Corporation (LLC) with the Company owning 51% of the partnership and SunRiver 49%. This partnership was formed to allow GA to acquire the former ADDS Pick based business owned by SunRiver.. This business had been acquired by SunRiver Data Systems from AT&T GIS in December of 1994 along with a terminal business which complimented SunRiver's existing business and which SunRiver retained. The acquisition broadened the Company's product offerings to include the AT&T manufactured line of INTEL based hardware platforms and the ADDS versions of the PICK application environment software products known as Mentor and Mentor PRO. In addition, over two thousand service customers were added to the Company's customer base. This acquisition effectively doubles the Company's business base and revenues worldwide while broadening the product offering which is expected to attract new customers. In addition the Company's engineering and development as well as sales staff were more than doubled. This increase in resources obviously provided greater customer base penetration as well as providing more skills to be focused on new product development. Under the terms of the acquisition agreement, the Company pays royalties to SunRiver for a five year period starting at 12% of eligible revenues with step decreases down to 7% during the fifth and final year. The Company makes monthly payments to SunRiver, with a minimum due during the first year of the agreement of $2.9 million. Additionally, SunRiver pays to the Company a monthly management fee for its effort in managing certain of the service contracts which had been prepaid to SunRiver. This payment arrangement is scheduled to end about May 22, 1996. The Company sees this agreement as a vehicle for enhanced profits during each of the five contract years.

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

GA offers three basic lines of service:

- -        Technical field service for the equipment sold by GA and those maintenance agreements acquired through acquisitions of SunRiver Data Systems and C.I.E. businesses.

- -        Software maintenance services of GA's operating environments.
         Additional software support has been sold for complimentary operating environments such as PICK, VMARK, Unidata, Unix, & AIX.

- -        Professional services is a new line of customer service introduced in
         1995 that include: product training, system design and site preparation, network configuration support, and disaster recovery programs. Contract programming and consulting services are also offered with expertise in PICK, C, C++, Visual Basic, Microsoft Access, COBOL, FORTRAN, and Pro-IV. The professional services business is in its early stages but has proven to be a very profitable venture for GA. This year GA closed several major software consulting projects. Disaster recovery has proven to be a strong area of interest, furnishing GA's end user customers with assistance in developing disaster recovery plans as well as the assurance that systems will be made available in the case of an emergency. With GA's move into the open systems market, GA will be able to leverage those skills and offer services to a larger more dynamic marketplace.

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

These agreements were forged, because both Groupe Bull's and AT&T's products and services compliment those offered by GA and feature:

- -        A broad range of system solutions starting at a low-end single processor cost-effective entry level system through an eight-way multiprocessor enterprise server.

- -        A commitment to offer products at a cost-effective discount, allowing
         GA to move product successfully through the channel while allowing GA to achieve its profitability goals.

- -        A complimentary service and support network that could be leveraged worldwide to compliment the effective and growing services offered by GA.

- -        A strong investment in distributed processing, local area networks, and wide area networks to ensure high connectivity solutions.

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

The 34XX and 35XX products are designed to provide expansion and upgradeability. Future releases of these products by AT&T will offer:

- -        Faster Pentium CPU's

- -        Fast and Wide (20 MB/sec) SCSI

- -        New External RAID Disk Cabinets

- -        Clustering enhancements

- -        Quad processor boards

AT&T's product road map for future Intel based servers include:

- -        The S10 a new single processor entry system featuring a 90 MHz Pentium processor, ECC memory, and a PCI/EISA I/O bus.

- -        The S40 a high performance 4-way symmetric multiprocessor server featuring EISA, dual-PCI I/O buses and SCSI II support.

- -        The S15 a dual processor EISA/PCI Pentium system.

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

The Intel-based native solution is marketed under the name Mentor PRO and is sold as a software only solution designed to run on a wide selection of generic PC type platforms. The Intel/Unix based solution is sold under the name Mentor Operating Environment (MOE) and is delivered on the AT&T system platforms. The PowerPC/AIX based solution is sold under the name Power95(TM) and is delivered on the PowerAdvantage system series. Power95 is a derivative of R91(R), GA's Motorola 680X0 native multi-dimensional database. Power95 was jointly developed by GA and Groupe Bull. R91(R) was developed to run a native Motorola 680X0 architecture and features significant enhancements in terms of ease of use, system administration, distributed processing, and PC network integration.

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

GA's focus for growth includes the following elements:

- -        Working closely with GA's value-added resellers and dealers to make them more successful and thus increase sales through GA.

- -        Offering complimentary services that enhance the resellers and dealers business and increase revenues for them as well as GA.

- -        Expanding the value-added channel through an investment in marketing and direct sales techniques. that leverage GA's products and service strengths.

- -        Strengthening GA's position in international markets.

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

COMPETITION

GA markets software, systems and service and therefore faces three types of competitors. The leading software competitors are Pick Systems, VMARK Software, and Unidata. These three US-based organizations do not sell system solutions and focus entirely on software and software support. Pick Systems, a privately held corporation headquartered in Irvine, California, is GA's primary competitor on GA's native Intel-based operating environment. VMARK Software, headquartered in Westboro, Massachusetts, and Unidata , located in Denver, Colorado, offer UNIX resident database operating environments. GA's software products offer greater functionality and performance, at competitive prices.

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

The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the action, including the plaintiff, are jointly funding testing to determine the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's legal expenses associated with this matter. However, such contribution is being made under a reservation of rights. Until the testing results are available to determine the environmental damages, if any, the Company has not recorded a liability for any financial exposures attributed to the Company for remedial efforts.

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

                                                                                      Sale Prices
                                                                                    ---------------
                                                                                  High           Low
                                                                                  ----           ---

Fiscal Year Ended September 30, 1995

         Fourth Quarter                                                    $      15/16      $      1/2
         Third Quarter                                                     $      11/16      $     7/16
         Second Quarter                                                    $      13/16      $     7/16
         First Quarter                                                     $        7/8      $     7/16

Fiscal Year Ended September 30, 1994

         Fourth Quarter                                                    $       5/8       $     5/16
         Third Quarter                                                     $       3/4       $      5/8
         Second Quarter                                                    $    1 7/16       $      3/4
         First Quarter                                                     $   1 11/16       $    11/16

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

ITEM 6.     SELECTED FINANCIAL DATA

                                                             Year Ended
                                                            September 30
                                             --------------------------------------------
                             1995(7)          1994(6)        1993(5)            1992(1)(2)        1991(3)
                            --------         --------        --------           ---------         --------
Sales, net                  $ 14,269         $ 34,614        $ 42,878            $ 45,205         $ 48,647
                            --------         --------        --------            --------         --------
Income (loss) from
 operations                   (1,666)           1,300            (351)                 42            1,756
                            --------         --------        --------            --------         --------
Income (loss) before
 extraordinary items          (2,065)             427          (1,477)               (964)             222
Extraordinary items                0                0             900               1,108               74
                            --------         --------        --------            --------         --------
Net Income (loss)           $ (2,065)        $    427        $   (577)           $    144         $    296
                            ========         ========        ========            ========         ========
Per share-primary:
Income (loss) before
 extraordinary items            (.26)             .04            (.13)               (.08)             .02
Extraordinary items                0                              .08                 .09              .01
                            --------         --------        --------            --------         --------
Net income (loss)           $   (.26)        $    .04        $   (.05)           $    .01         $    .03
                            ========         ========        ========            ========         ========

Working capital             $   (638)        $  2,725        $  1,457            $  3,450         $  5,619
Total assets                  10,484           18,041          22,456              23,618           29,368
Total debt                     2,424            4,247           5,307               5,490            8,571
Shareholders' equity(5)     $    771         $  3,246        $  2,264            $  3,442         $  3,106

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported a net loss for the year ended September 30, 1995 in the amount of $2,065,000, compared with a net income of $427,000 and net loss of $577,000 for the years ended September 30, 1994 and 1993, respectively. The fiscal 1995 loss is attributed to the Company's three vertical software products which accounted to approximately 65% of the Company's losses, the $400,000 in non-recurring expenses associated with the SunRiver partnership, and the late introduction of the Company's Power95 product line, which had been scheduled for release in early Spring of 1995. The cost make-up of the non-recurring expenses associated with the SunRiver partnership included loan-labor costs for the use of Sunriver personnel by the Company to effect an orderly transistion, legal and accounting fees, and travel and per diem for personnel operating on a bi-coastal basis.

Sales                           NET SALES
                              (In thousands)

                                Year Ended
                               September 30
                               ------------
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
                      =======     =======     =======

The three-year table above shows a U.S. increase in revenues for products and a modest increase in revenues in services over 1994. The instability experienced in service revenues is due to the very aggressive pricing policies from our competition. An additional factor is the maturation of our hardware products, which, if not replaced by GA hardware, often leads to the service contract being placed with another service organization. The increase in domestic product revenues from 1994 to 1995 is due to the SunRiver partnership and the introduction of new products late in 1995.

1995 vs. 1994

Excluding revenue contributions by SGA in 1994, total sales increased $847,000 or 6.3% in 1995 over 1994. Product sales in the U.S. increased 11.4% or $719,000, primarily through the partnership with SunRiver Data Systems (described in Acquisitions and Divestitures above) and the introduction of new products late in the year. The revenue increases shown above were accomplished without price increases; the intense nature of the competition prevents aggressive upward pricing policies. The Company believes that the introduction of new products will generate new sales but is unlikely to allow for enhanced margins.

Domestic service revenues increased $128,000 due to the acquisition of SunRiver Data Systems service customers offset by the termination of contracts on older systems. Termination of contracts is a normal part of the business. As computers grow older, they're no longer covered under contracts. Increased competition has also caused some sales attrition. The addition of the SunRiver Data Systems service contracts generated revenues of $553,000 during the last four months the year.

1994 vs. 1993

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

GROSS MARGIN

                                  GROSS MARGIN
                                 (In thousands)

                                                   Year Ended
                                                  September 30
                          -----------------------------------------------------------
                                  1995               1994                 1993
                          ------------------   -----------------   ------------------
                                       % of                % of                 % of
                          Amount       Sales   Amount      Sales   Amount       Sales
                          -----        -----   ------      -----   ------       -----
Products:
 Domestic                $   518        7.4   $ 1,954       31.0   $ 2,404       41.7
  Europe                                                             1,373       41.4
  SGA                                           7,567       50.5     6,019       49.8
                         -------              -------              -------
                             518        7.4     9,521       44.7     9,796       46.3
                                              -------              -------
Service and Support:
 Domestic                  2,285       31.5     1,773       24.9     1,785       23.1
  Europe                                                             3,944       44.2
  SGA                                           1,751       28.2     1,315       26.0
                         -------              -------              -------
                           2,285       31.5     3,524       26.4     7,044       32.4
                         -------              -------              -------

Total Gross Margin       $ 2,803       19.6   $13,045       37.7   $16,840       39.3
                         =======              =======              =======

GROSS MARGIN

1995 vs. 1994

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

NET PROFIT/(LOSS)

                                   NET INCOME/(LOSS)
                                    (In thousands)

                             1995         1994         1993
                             ----         ----         ----

Domestic                    $(2,065)     $  (318)     $   108
Europe                                                 (1,036)
SGA                                          745          351
                            -------      -------      -------

Total Net Income/(LOSS)     $(2,065)     $   427      $  (577)
                            =======      =======      =======

1995 vs 1994

Excluding SGA, the net losses are ($2,065,000) and ($318,000) for 1995 and 1994, respectively. The 1994 loss is net of $900,000 of income resulting from a decrease in estimated tax liabilities. The fiscal year 1995 loss includes costs associated with the with SunRiver Data Systems acquisition, heavy investments in the vertical products and the later then planned entry of the new products in the marketplace.

1994 vs. 1993

The net income (loss) figures are materially impacted by the decreases in estimated tax liabilities in these years. See Notes 6 and 9 to the Financial Statements included in this Form 10-K.

EXPENSES

                                                 EXPENSES
                                              (In thousands)
                                                Year Ended
                                               September 30
                      --------------------------------------------------------------
                             1995                  1994                  1993
                      ------------------    ------------------     -----------------
                                  % of                   % of                  % of
                       Amount     Sales      Amount      Sales      Amount     Sales
                      --------    ------    --------     -----      ------     -----
Research and
  Development:
       Domestic       $    584      4.1     $    575       1.7     $    640      1.5
       SGA                                     1,178       3.4        1,094      2.5
                      --------     ----     --------      ----     --------     ----
                           584      4.1        1,753       5.1        1,734      4.0
                      --------     ----     --------      ----     --------     ----

Selling and
  Administrative:
       Domestic          3,704     25.9        3,700      10.7        3,754      8.7
       Europe                                                         5,307     12.4
       SGA                                     5,907      17.1        5,392     12.6
                      --------     ----     --------      ----     --------     ----
                         3,704     25.9        9,607      27.8       14,453     33.7
                      --------     ----     --------      ----     --------     ----

Other:
      Domestic             181      1.3          300       0.9           91      0.2
      Europe
      SGA                                         85       0.2          (81)    -0.2
                      --------     ----     --------      ----     --------     ----
                           181      1.3          385       1.1           10      0.0
                      --------     ----     --------      ----     --------     ----

Interest:
      GA                   399      2.8          376       1.1          228      0.5
      Europe                                                             25      0.1
      SGA                                        232       0.7          466      1.1
                      --------     ----     --------      ----     --------     ----
                           399      2.8          608       1.8          719      1.7
                      --------     ----     --------      ----     --------     ----

Total                 $  4,868     34.1     $ 12,353      35.8     $ 16,916     39.4
                      ========     ====     ========      ====     ========     ====

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

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page 26 of this report.

                                    PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information with respect to the directors and executive officers of the Company, see the information appearing on pages 3 and 4 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25, 1996 under the caption "Election of Directors" and on page 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 25 1996 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.

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

         3(b)     By-Laws of the Company (2)

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

         10(m) Agreement by and between General Automation, Inc. and Future Services, Ltd., dated March 14, 1996.

         10(n) Operating Agreement by and between General Automation, Inc. and SunRiver Data Systems dated May 22, 1995.

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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                  AND SCHEDULES

                                                                                                           Pages

Report of Independent Accountants                                                                          27

Financial Statements:

 Consolidated Balance Sheet - September 30, 1995                                                           28 - 29
   and 1994

 Consolidated Statement of Operations for the Three Years                                                  30
   in the period ended September 30, 1995.

 Consolidated Statement of Shareholders' Equity                                                            31
   (Deficit) for the Three Years Ended September 30, 1995.

 Consolidated Statement of Cash Flows for the Three Years                                                  32 - 33
   in the period Ended September 30, 1995.

Notes to Consolidated Financial Statements.                                                                34 - 50

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

PRICE WATERHOUSE LLP
Costa Mesa, California
December 19, 1995

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                             September 30
                                          -------------------
                                           1995        1994
                                          -------     -------
Assets

Current Assets:
  Cash                                    $   101     $   230
  Accounts receivable, net (Note 2)         5,679       9,144
  Inventories (Note 2)                      1,726       4,427
  Prepaid expenses                            185         409
                                          -------     -------

          Total current assets              7,691      14,210
                                          -------     -------

Long-term receivable                          570         210
Property, plant and equipment, net of
  accumulated depreciation and
    amortization (Note 2)                   1,354       1,698

Other assets (Note 2)                         869       1,923
                                          -------     -------
                                          $10,484     $18,041
                                          =======     =======


The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                 September 30
                                            ----------------------
                                              1995          1994
                                            --------      --------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                          $  2,959      $  3,731
  Advances from customers (Note 1)             3,401         1,373
  Accrued income taxes (Note 6)                                688
  Other accrued expenses (Note 2)                850         2,899
  Notes payable and current
   portion of long-term
   debt (Note 3)                               1,119         2,794
                                            --------      --------

 Total current liabilities                     8,329        11,485

Long-term debt, excluding
  current portion (Note 3)                     1,305         1,453

Deferred credit                                   79            70

Minority interest - SGA
 Pacific Ltd. (SGA) (Note 8)                                 1,787

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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                             Twelve Months
                                                 Ended
                                              September 30
                                  ------------------------------------
                                    1995          1994          1993
                                    ----          ----          ----
Sales - net - Product             $  7,020      $ 21,284      $ 21,149
       Service revenue               7,249        13,330        21,729
                                  --------      --------      --------
                   Total            14,269        34,614        42,878
                                  --------      --------      --------
Costs and expenses:
  Cost of sales - Product            6,502        11,763        11,353
                - Service            4,964         9,806        14,685
  Selling and
       administrative                3,704         9,607        14,453
  Research and development             584         1,753         1,734
  Loss on disposal
       of subsidiaries                                             994
  Other, net                           181          (385)           10
                                  --------      --------      --------
                                    15,935        33,314        43,229
                                  --------      --------      --------
 (Loss) income from
       operations                   (1,666)        1,300          (351)
Interest income                         35            41           146
Interest expense                      (434)         (649)         (865)
                                  --------      --------      --------
   (Loss) income before
   income taxes, minority
   interest and extraordinary
   items                            (2,065)          692        (1,070)
(Benefit from) provision for
 income taxes                                       (454)          190

Minority interest in income
 of SGA                                              719           217
                                  --------      --------      --------

 (Loss) income before
  extraordinary items               (2,065)          427        (1,477)

Extraordinary items (Note 9)                                       900
                                  --------      --------      --------

  Net (loss) income               $ (2,065)     $    427      $   (577)
                                  ========      ========      ========
Earnings per share - primary:
  (Loss) income before
   extraordinary items            $   (.26)     $   (.04)     $   (.13)
  Extraordinary items                                              .08
                                  --------      --------      --------
  Net (loss) income               $   (.26)     $   (.04)     $   (.05)
                                  ========      ========      ========

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                     Additional
                                          Common Stock               Paid-in                          Translation
                                     Shares          Amount          Capital           Deficit        Adjustment
                                     ------          ------          -------           -------        ----------

Balance at September 30, 1992      11,366,776      $     1,137      $    42,420     $   (40,307)     $       192

Net loss                                                                                   (577)
Translation adjustments                                                                                     (601)
                                  -----------      -----------      -----------     -----------      -----------

Balance at September 30, 1993      11,366,776            1,137           42,420         (40,884)            (409)

Net income                                                                                  427
Translation adjustments                                                                                      555
                                  -----------      -----------      -----------     -----------      -----------

Balance at September 30, 1994      11,366,776            1,137           42,420         (40,457)             146

Net loss                                                                                 (2,065)
Retired from Sale of SGA           (4,100,000)            (410)             113              21             (146)
Issued for legal settlement           125,000               12
                                  -----------      -----------      -----------     -----------      -----------

Balance at September 30, 1995       7,391,776      $       739      $    42,533     $   (42,501)     $       -0-
                                  ===========      ===========      ===========     ===========      ===========

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                                         Twelve
                                                                      Months Ended
                                                                     September 30
                                                            ---------------------------------
                                                             1995         1994         1993
                                                            -------      -------      -------
Cash flows (used for) provided by operating activities:

Net (loss) income                                           $(2,065)     $   427      $  (577)
Adjustments to reconcile net
 (loss) income to net
 cash (used for) provided by
 operations:
  Depreciation and amortization                                 355        1,328        1,057

Minority interest in income
  of SGA                                                                     719          217
Changes in balance sheet items, net of
   dispositions
 Accounts receivable                                         (3,846)      (1,461)      (1,711)
 Inventories                                                    563          233        1,125
 Prepaid expenses                                               (11)          11         (131)
 Other assets                                                    79          155         (415)
 Accounts payable                                             1,662          978        1,760
 Advances from customers                                      3,160         (371)         157
 Accrued income taxes                                                       (512)        (441)
 Other accrued expenses                                        (240)        (534)         216
                                                            -------      -------      -------

Net cash (used for) provided by operating
 activities                                                    (343)         973        1,257
                                                            -------      -------      -------



The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                                   Twelve
                                                 Months Ended
                                                 September 30
                                      ---------------------------------
                                         1995         1994         1993
                                      -------      -------      -------

Cash flows (used for)
  investing activities:
Purchases of property, plant and
  equipment                            (1,328)        (431)        (556)
Capitalized software                     (178)        (410)        (374)
Investment in subsidiary                  (21)
                                      -------      -------      -------
Net cash (used for)
  investing activities                 (1,527)        (841)        (930)
                                      -------      -------      -------

Cash flows provided by (used for)
  financing activities:
Proceeds from issuance of notes
 payable                                1,357          940        1,848
Principal payments on notes
 payable                               (1,407)      (2,000)      (1,835)
Principal payments on accrued
 taxes                                                (133)        (200)
Proceeds from sale of SGA Pacific       1,791
                                      -------      -------      -------
Net cash  provided by (used for)
  financing activities                  1,741       (1,193)        (187)
                                      -------      -------      -------

Effect of exchange rates
  on cash                                              125           15
                                      -------      -------      -------
Increase (decrease) in cash              (129)        (936)         155
Cash at beginning of period               230        1,166        1,011
                                      -------      -------      -------

Cash at end of period                 $   101      $   230        1,166
                                      =======      =======      =======

Cash paid during the period for:

          Interest                    $   452      $ 1,042      $   659
                                      =======      =======      =======

          Income taxes                $            $   133      $   691
                                      =======      =======      =======

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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

2.        Composition of Certain Balance Sheet Accounts (in thousands):

Accounts receivable consist of:

                                               September 30
                                           --------------------
                                              1995         1994
                                           -------      -------
Trade receivables                          $ 6,007      $ 9,757
Due from related parties                       116           75
                                           -------      -------
                                             6,123        9,832


Less allowance for
   doubtful accounts                          (444)        (688)
                                           -------      -------

                                           $ 5,679      $ 9,144
                                           =======      =======

Inventories are summarized as follows:
                                               September 30
                                           --------------------
                                              1995         1994
                                           -------      -------
Materials, subassemblies
 and spare parts                           $ 1,498      $ 2,715
Work in process                                157          297
Finished goods                                  71        1,415
                                           -------      -------

                                           $ 1,726      $ 4,427
                                           =======      =======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

2.         Composition of Certain Balance Sheet Accounts (in thousands):

The major classes of property, plant and equipment are as follows:

                                  September 30
                            --------------------
                               1995         1994
                            -------      -------
Land and building           $ 1,256
Machinery and equipment       2,064      $ 3,346
Furniture and fixtures          200        1,798
Leasehold improvements           50          451
                            -------      -------
                              3,570        5,595
Less accumulated
 depreciation and
 amortization                (2,216)      (3,897)
                            -------      -------

                            $ 1,354      $ 1,698
                            =======      =======

Depreciation and amortization expense for the years ended September 30, 1995, 1994 and 1993 amounted to $60, $528 and $577, respectively.

Other assets comprise:

                                 September 30
                            --------------------
                               1995         1994
                            -------      -------
Computer software costs     $ 1,612      $ 4,403
Goodwill                                     551
Other                            67           44
                            -------      -------
                              1,679        4,998
Less accumulated
 amortization                  (810)      (3,075)
                            -------      -------
                            $   869      $ 1,923
                            =======      =======

During the years ended September 30, 1995, 1994 and 1993 the Company capitalized $178, $410 and $374 of software and development costs, respectively, and $295, $678 and $654 of such costs were amortized to cost of sales, respectively.

Other accrued expenses consist of the following:

                                       September 30
                                    -----------------
                                      1995       1994
                                    ------     ------
Accrued payroll                        429     $1,305
Accrued taxes other than income         95        150
Other                                  326      1,444
                                    ------     ------
                                    $  850     $2,899
                                    ======     ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars and thousands)

3.          Notes Payable and Long-Term Debt:

Notes payable and long-term debt consist of the following:

                                                      September 30
                                                   -----------------
                                                    1995       1994
                                                   ------     ------
                                                     (in thousands)
Note redeemable due March, 1995
  bearing interest at 10%, monthly
  payments of $150,000
  plus interest beginning December, 1994             --       $  550
Note payable maturing January, 1997
  bearing interest at 15%, monthly payments
  of $31,192 beginning August, 1995                $  450        500
Payable for purchase of Maxial Systems, Inc.,
  described below, monthly payments of
  $6,800, 13% interest                                195        245
Notes payable to States relating to taxes
  maturing August, 1995 through March, 1999
  bearing interest 12%, monthly
  payments of $22,640                                 241        468
Note payable to Sanderson Electronics
  PLC, due September 30, 1994 bearing
  interest at LIBOR plus 2.5%                        --          704
Mortgage payable to National Bank of
  Southern California beginning November,
  1994 bearing interest at prime + 1%, monthly
  payments of $8,445                                  995       --
Lines of credit:
  Bank overdraft facilities, SGA Pacific
  Ltd, bearing interest at Australia
  prime + 1.65%                                      --          481
  Continental Business Credit, bearing
  interest at prime plus 6%, renewable
  every six months                                    543        711
  Bank of New Zealand, due on 30 day call
  notice at New Zealand prime + 1.65%
  to 2.75%                                           --          588
                                                   ------     ------
                                                    2,424      4,247
 Less amounts due in one year                       1,119      2,794
                                                   ------     ------
                                                   $1,305     $1,453
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

                                        Number of  Option Price
                                         Shares     Per Share
                                       ----------  ------------
1991 PLANS
Outstanding at September 30, 1992        863,000      $0.75
          Granted                            -0-
          Exercised                          -0-
          Terminated                     (23,000)
                                       ---------
Outstanding at September 30, 1993        840,000      $0.75
          Granted                        513,000
          Exercised                          -0-
          Terminated                    (210,000)
                                       ---------
Outstanding at September 30, 1994      1,143,000      $0.75
          Granted                        300,000
          Exercised                          -0-
          Terminated                     (25,000)
                                       ---------
Outstanding at September 30, 1995      1,418,000      $0.75
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

The provision (benefit) for income taxes for each of the three fiscal years in the period ended September 30, 1995 consists of the following:

                       Year Ended
                      September 30
                    ------------------
                      (in thousands)

                1995       1994       1993
               -----      -----      -----
Current:
  Domestic     $--        $(900)      --
  Foreign       --        $ 446      $ 190
               -----      -----      -----
                --         (454)       190
               -----      -----      -----
Deferred:
  Domestic      --                    --
  Foreign       --         --         --
               -----      -----      -----
               $--        $(454)     $ 190
               =====      =====      =====

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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

6.        Income Taxes, Continued:


                                                          Year Ended
                                                         September 30
                                                ------------------------------
                                                1995         1994         1993
                                                ----         ----         ----
                                                        (in thousands)
Tax (benefits) provision
 calculated at Federal
 statutory rate                               $  (702)         235      $  (385)
Tax benefits not provided
 on losses of domestic
 and foreign operations                          (405)         414          915
Foreign operations taxed
 at other than federal
 statutory rate                                               (205)        (284)
Amortization of goodwill                           53           60          (56)
Reduction in estimated taxes due
 under 1989 IRS settlement                                    (900)
Income from sale of foreign subsidiary          1,054
Other                                                          (58)
                                              -------      -------      -------
(Benefit) provision at effective tax rate     $  --        $  (454)     $   190
                                              =======      =======      =======


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

Deferred tax assets as of September 30, 1995, relate to the following:

                                  Deferred Tax Assets
                                 --------------------
                                  Current  Long-Term
Inventory reserve                    82
Warranty Reserve                     16
Vacation accrual                    117
Allowance for bad debts             151
Accrued royalties                    32
NOL carryforward                              2,379
Foreign Tax Credits
                                 ------      ------
         Total                      398       2,379
         Valuation Allowance       (398)     (2,379)
                                 ------      ------
         Net                          0           0
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

  Information concerning the Company's operations by geographic area for 1994 and 1993 is as follows:

                                         Twelve Months Ended September 30, 1994
                                  --------------------------------------------------
                                   United        Pacific      Elimina-
                                   States        Basin        tions          Total

                                                    (In thousands)
Net sales to
 customers                        $ 13,422      $ 21,192                    $ 34,614
Inter-area sales                       575                    $   (575)
                                  --------      --------      --------      --------
Total net sales                   $ 13,997      $ 21,192      $   (575)     $ 34,614
                                  --------      --------      --------      --------
Segment operating
 income                           $    741      $  2,148                    $  2,889
                                  --------      --------      --------      --------
Interest expense, net                                                           (608)
Corporate expenses                                                            (1,589)
Income before income
 taxes and minority interests                                               $    692
                                                                            ========
Identifiable assets               $  6,655      $ 11,982      $   (596)     $ 18,041
                                  --------      --------      --------      --------
Identifiable liabilities          $  5,110      $  7,942      $  1,743      $ 14,795
                                  --------      --------      --------      --------

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

7.        Segment Information, Continued:

                                          Twelve Months Ended September 30, 1993
                              ----------------------------------------------------------------
                              United                      Pacific        Elimina-
                              States        Europe         Basin         tions         Total
                                                       (In thousands)
 Net sales to
 customers                    $ 13,501      $ 12,243      $ 17,134                    $ 42,878
Inter-area sales                   827            37                    $   (864)
                              --------      --------      --------      --------      --------
Total net sales               $ 14,328      $ 12,280      $ 17,134      $   (864)     $ 42,878
                              --------      --------      --------      --------      --------
Segment operating
 income (loss)                $    473      $   (718)     $    929                         684
                              --------      --------      --------      --------

Interest expense, net                                                                     (719)
Corporate expenses                                                                      (1,035)
                                                                                      --------
Loss before income
 taxes minority interests
 and extraordinary income                                                             $ (1,070)
                                                                                      ========
Identifiable assets           $  8,213      $  5,700      $  9,772      $ (1,229)     $ 22,456
                              --------      --------      --------      --------      --------

Identifiable
 liabilities                  $  4,916      $  4,649      $  7,404      $  3,223      $ 20,192
                              --------      --------      --------      --------      --------

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

On October 29, 1993, with retroactive effect from September 30, 1993, the Company sold its 61% share of Eurosystems to the minority shareholders of Eurosystems (Krypton Group Ltd.) for $750. A loss of $994 related to this disposition is included in the 1993 consolidated statement of operations. The terms included a note receivable in the amount of $750 if paid by December 31, 1993, or $795, including $45 interest if paid before March 31, 1994. If not repaid by March 31, 1994, the note is repayable in 33 monthly installments of $30. The note was not paid by March 31, 1994 and after receiving six monthly installments, payments were suspended by Krypton. For fiscal year 1994, the Company set up a $240,000 reserve against the $810 balance remaining. In 1995 Krypton filed for bankruptcy. The Company has entered into an agreement which allows GA to share equally in the profits of the Eurosystems group of companies wholly owned by Future Services, Ltd. a newly formed company in Great Britain and owned by the former Krypton management. The Eurosystems group has been profitable and management expects to receive the $570 carried in the balance sheet.

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

                               Unaudited Proforma Balance Sheet
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
                                            ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

8.  Acquisitions and Dispositions, Continued:

                   Unaudited Proforma Statement of Operations
                      For the Year Ended September 30, 1994
                   ------------------------------------------
 Sales, net                         $ 14,572
Income (loss) from
 operations                             (842)
Net income (loss)                   $   (318)
Per share-primary:
Income (loss) before
 extraordinary income               $  (0.40)
Extraordinary items
                                    --------
                                    $  (0.40)
                                    ========

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

The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the litigation are, under the direction of the court, jointly funding testing to determine the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's expenses in this matter. The Company has not recorded a liability for any potential financial exposures attributed to the Company for remedial efforts.

11.  Other

11.1 Effective May 22, 1995, the Company and SunRiver Data Systems formed a Limited Liability Corporation (LLC). The LLC was formed to allow the consolidation of the two firms "Pick" businesses into a single entity, under one management, to enhance the profit potential from this type of business. SunRiver does not participate in the profits or losses of this LLC. Under the agreement, SunRiver is paid a percentage of eligible revenues, ranging from 12% down to 5% over a five year period. The Company has a first year obligation to pay SunRiver a minimum of $2.9 million; which is being expensed as incurred. No minimum payments are required during the balance of the agreement. The agreement also provides for loaned labor from SunRiver to assist in the transition and also for SunRiver to pay a fee to GA for managing those contracts for which SunRiver had been prepaid. These payments will end about the end of May, 1996.

11.2 Effective August 28, 1995, the Company entered into an agreement with Sanderson Computer, Inc. ("SCI") under which SCI is responsible for the world-wide sale of the Zebra 200 Library Systems, and the Maxial hospitality systems. Further, SCI will assume the responsabilities for completing the Company's approximate $400,000 backlog of Zebra 2000 contracts. The Company will receive royalty payments from the Maxial revenues plus an exclusivity annual fee of $20,000. The Company will receive no revenues from the Zebra 2000 product line as base software was owned by SCI's parent to whom the Company had been paying royalties. SCI has used GA employees, facilities and equipment on an interim basis until they complete the staffing at its Ohio facility; for this, the Company receives fair value.

12.  Subsequent Events (Unaudited)

As of March 14, 1996, the Company received a new $600,000 note from Future Services, Ltd. to repay the $570,000 note previously carried on the Company's records. This note bears interest at 10% payable monthly, with the Company sharing 50% of the net profits of Future Services, Ltd. until the debt is repaid.

                                   SIGNATURES

          Pursuant to the requirements of section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GENERAL AUTOMATION, INC.

Date:     April 29, 1996         By:      /s/ John R. Donnelly
                                      ----------------------------
                                          John R. Donnelly
                                          Vice President, and
                                          Chief Financial & Accounting Officer