Form 10-Q/A
period 1995-12-31
GENERAL AUTOMATION INC
filed 1996-05-02
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                         FORM 10-Q/A (AMENDMENT NO. 1)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the transition period from                 to                 .
                                   -----------------  -----------------


                         Commission file number 0-5260



                            GENERAL AUTOMATION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               DELAWARE                                      95-2488811
- ----------------------------------------             --------------------------
    (State or other jurisdiction of                  (I.R.S. employer I.D. No.)
     incorporation or organization)


17731 MITCHELL NORTH, IRVINE, CALIFORNIA                       92714
- ----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip code)


Registrant's telephone number including area code:  (714) 250-4800
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

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,       SEPTEMBER 30,
                                                               1995                1995
                                                            -----------        ------------
                                                            (UNAUDITED)
ASSETS

Current Assets:

     Cash                                                     $    52             $   101
     Accounts receivable, less allowances of
       $778 and $444 respectively                               7,161               5,679
     Inventories                                                2,053               1,726
     Prepaid expenses                                             333                 185
                                                              -------             -------
          Total current assets                                  9,599               7,691

Long-term receivables                                             570                 570
Property, plant and equipment, net of
  accumulated depreciation and
  amortization                                                  1,358               1,354
Other assets                                                      770                 869
                                                              -------             -------
TOTAL ASSETS                                                  $12,297             $10,484
                                                              =======             =======



   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                    DECEMBER 31,         SEPTEMBER 30,
                                                        1995                 1995
                                                    -----------          ------------
                                                    (UNAUDITED)
Liabilities

Current liabilities:

     Accounts payable                                 $  3,007             $  2,959
     Deferred revenue                                    4,911                3,401
     Other accrued liabilities                             957                  850
     Notes payable and current
      portion of long-term debt                          1,178                1,119
                                                      --------             --------
          Total current liabilities                     10,053                8,329
                                                      --------             --------

Long-term debt, excluding current portion                1,190                1,305
Deferred credits                                            79                   79
                                                      --------             --------
Total Liabilities                                       11,322                9,713
                                                      --------             --------
Shareholders' Equity

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 7,391,776
      at both December 31, 1995 and
      September 30, 1995                                   739                  739
     Additional paid-in capital                         42,533               42,533
     Deficit                                           (42,297)             (42,501)
                                                      --------             --------
Total Shareholders' Equity                                 975                  771
                                                      --------             --------
Total Liabilities and Shareholders' Equity            $ 12,297             $ 10,484
                                                      ========             ========


  The accompanying notes are an integral part of these financial statements.

                  GENERAL AUTOMATION, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                                  ------------------
                                                     DECEMBER 31,
                                                  ------------------
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

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED
                                                                  ------------------------------
                                                                  DECEMBER 31,       DECEMBER 31,
                                                                     1995               1994
                                                                  -----------        -----------
Cash flows from operating activities:

Net income/(loss)                                                  $   204            $  (461)
Adjustments to reconcile net income to net cash
  provided by or (used) for operations:
Depreciation and amortization                                           15                 84

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease):
  Accounts receivable                                               (1,482)              (719)
  Inventories                                                         (327)               220
  Prepaid expenses                                                    (148)               (22)
  Other assets                                                          99
  Accounts payable                                                      48               (173)
  Deferred revenue                                                   1,510                189
  Accrued expense                                                      107                349
                                                                   -------            -------
Cash flows provided by (used for) operating activities                  26               (533)
                                                                   -------            -------
Cash flows (used for) provided by investing activities:

Purchases of property, plant and equipment                             (18)            (1,249)
Sale of SGA Pacific, Ltd.                                                               1,045
                                                                   -------            -------
Net cash used for investing activities                                 (18)              (204)
                                                                   -------            -------
Cash flows (used for) provided by financing activities:

Proceeds from issuance of notes payable                                267              1,138
Principal payments on notes                                           (324)              (400)
                                                                   -------            -------
Net cash (used for) provided by financing activities                   (57)               738
                                                                   -------            -------
Decrease in cash                                                       (49)                 1
Cash at beginning of period                                            101                230
                                                                   -------            -------
Cash at end of period                                              $    52            $   231
                                                                   =======            =======
      Cash paid during the period for:
          Interest                                                 $    77            $   119
                                                                   =======            =======
          Income taxes                                             $     0            $     0
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


2.       INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                                December 31,     September 30,
                                                    1995             1995
                                                -----------      ------------
Materials, subassemblies and service spares        $1,777           $1,498

Work in process                                       138              157

Finished goods                                        138               71
                                                   ------           ------

Total Inventories                                  $2,053           $1,726
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

SUMMARY
- -------

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

         Effective May 22, 1995, the Company and SunRiver Data Systems ("SRDS") entered into a strategic partnership under which the Company acquired the Pick based business. The acquisition broadened the Company's hardware and software product offerings as well as adding over 2,000 service customers to its customer base and effectively doubled the Company's worldwide business and revenue base. (See "ACQUISITIONS AND DIVESTITURES" in the Company's 1995 Annual Report on Form 10-K).

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

SALES
- -----

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

         Management believes that in the future, the Company will see declining revenues from its own manufactured hardware. The decline is planned to be offset with the introduction of new hardware produced by other manufacturers under OEM agreements. The new hardware was introduced in September, 1995 and for the three month period ended December 31, 1995, sales of non-GA manufactured hardware increased $60,000 over the same period last year.

GROSS MARGIN
- ------------

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

EXPENSES
- --------

         Research and development expenses, including engineering, increased $102,000 in the three month period ended December 31, 1995 compared to the same period last year. These increased expenditures are a combination of new technical staff and new product development costs.

         Selling and Administrative expenses decreased $17,000 in the three month period ended December 31, 1995 compared to the same period last year, due to staff reductions and decreased use of outside services and consultants offset by strategic partnership staff increases in the sales and marketing areas.

         Other expenses decreased $76,000 in the three months ended December 31, 1995, compared to the same period last year. This decrease is a combination of increased costs due to the strategic partnership, offset by gains on the disposal of assets from the Company's previously occupied Anaheim facility. During the quarter, the Company incurred costs associated with the strategic partnership with SunRiver such as loaned labor from SunRiver, space rental, fees for AT&T interface, and travel and per diem expenses. These costs are non recurring.

         Domestic interest expense decreased $29,000 for the three month period ended December 31, 1995 compared with the same period in 1994 due to decreased borrowings resulting from increased cash flows from strategic partnership billings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Company continues to operate on improved cash resources.

         Net cash provided by operating activities for the three months ended December 31, 1995 was $26,000. Cash of $1,957,000 was consumed by increases in receivables, inventory and prepaid expenses while increases in deferred revenue and accrued expenses generated $1,617,000.

         The Company's liquidity needs are met through receivable collections and asset-based loans. Through these two vehicles, we have met our supplier's requirements and have been able to continue the debt retirement efforts begun in 1994. The Company is in the process of seeking a new line of credit, perhaps as high as $1,000,000, which is based on a more normal lending basis and at a lower cost. The continued profitability of the Company is the key element in obtaining this new line of credit. This new line would then be available for the Company to expand the business; management does not envision it being required for the current operations.

         Net cash of $18,000 was consumed by investing activities attributable to the purchase of fixed assets.

         Financing activities consumed net cash of $57,000, through new notes issued of $267,000 to finance insurance premiums, offset by net payments of debt of $324,000.

         Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000 plus monthly fees, which is collateralized by domestic accounts receivable. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, but not less than 14%, payable monthly. In addition, there are other monthly costs for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will be adequate. However, it is actively seeking to secure funding at a more competitive rate to provide additional capital for expansion. At December 31, 1995, the balance of the loan was $418,000 and the available level for borrowing was $173,000. The line of credit contains various covenants and restrictions. At December 31, 1995, the Company was in full compliance with all covenants and restrictions.

         The accounts receivable balance at December 31, 1995 was $7,161,000, an increase of $1,482 from September 30, 1995. This growth is primarily due to the $1,317,000 increase in annual billings by the Company on the previously held SunRiver contracts.
These contracts are billed forty-five days prior to the customer's anniversary date. The Company records revenue on a monthly amortized basis; the annualized portion of the unpaid receivables when compared to current period revenues can result in a higher than normal "days outstanding" profile.


ITEM 5.  OTHER INFORMATION

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



                                             GENERAL AUTOMATION, INC.



DATE:  April 29, 1996                        By:  /s/ JOHN R. DONNELLY
                                                  ---------------------------
                                                      John R. Donnelly
                                                      Vice President, Finance
                                                      Chief Financial Officer