Form 10-Q
period 1996-06-30
GENERAL AUTOMATION INC
filed 1996-07-23
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the transition period from ________________ to __________________.



                         Commission file number 0-5260



                            GENERAL AUTOMATION, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                           95-2488811
- -------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. employer I.D. No.)
incorporation or organization)


17731 MITCHELL NORTH, IRVINE, CALIFORNIA                       92714
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip code)

       Registrant's telephone number including area code:  (714) 250-4800
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

         As of June 30, 1996 there were 8,103,376 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                       JUNE 30,      SEPTEMBER 30,
                                                         1996            1995
                                                     -----------     -------------
                                                     (UNAUDITED)
ASSETS
- ------

Current Assets:

     Cash                                              $  213           $   101
     Accounts receivable, less allowances of
       $558 and $444 respectively                       4,635             5,679
     Inventories                                        1,931             1,726
     Prepaid expenses                                     531               185
                                                       ------           -------
          Total current assets                          7,310             7,691

Long-term receivables                                     570               570
Property, plant and equipment, net of
 accumulated depreciation and amortization              1,374             1,354
Other assets                                              619               869
                                                       ------           -------
TOTAL ASSETS                                           $9,873           $10,484
                                                       ======           =======



   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                        JUNE 30,     SEPTEMBER 30,
                                                          1996           1995
                                                      -----------    -------------
                                                      (UNAUDITED)
LIABILITIES
- -----------

Current liabilities:

     Accounts payable                                  $  2,347         $  2,959
     Deferred revenue                                     1,845            3,401
     Other accrued liabilities                            1,002              850
     Accrued income taxes                                   125                0
     Notes payable and current
      portion of long-term debt                             736            1,119
                                                       --------         --------
          Total current liabilities                       6,055            8,329
                                                       --------         --------

Long-term debt, excluding current portion                 1,087            1,305
Deferred credits                                             79               79
                                                       --------         --------
Total Liabilities                                         7,221            9,713
                                                       --------         --------

SHAREHOLDERS' EQUITY
- --------------------

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 8,103,376
      at June 30, 1996 and 7,391,776
      at September 30, 1995                                 810              739
     Additional paid-in capital                          43,001           42,533
     Deficit                                            (41,159)         (42,501)
                                                       --------         --------
TOTAL SHAREHOLDERS' EQUITY                                2,652              771
                                                       --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  9,873         $ 10,484
                                                       ========         ========


  The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 ----------------------        ----------------------
                                                  1996            1995          1996            1995
                                                 ------          ------        -------        -------
SALES - PRODUCT                                  $2,978          $1,152        $ 7,567        $ 3,799
SALES - SERVICE REVENUE                           4,313           1,628         11,562          4,909
                                                 ------          ------        -------        -------
      Total                                       7,291           2,780         19,129          8,708
                                                 ------          ------        -------        -------
COSTS AND EXPENSES:

Cost of sales - Product                           2,574           1,308          6,595          3,667
Cost of sales - Service                           2,300           1,121          6,789          3,515
Research and development                            406             218            899            457
Selling and administrative                        1,139             956          3,106          2,801
Other, net                                           71             173             87            254
                                                 ------          ------        -------        -------
                                                  6,490           3,776         17,476         10,694
                                                 ------          ------        -------        -------
OPERATING INCOME/(LOSS)                             676            (996)         1,528         (1,986)

Interest income                                      16               1             24             30
Interest expense                                    (61)           (111)          (210)          (321)
                                                 ------          ------        -------        -------
   INCOME/(LOSS) BEFORE INCOME TAXES                631          (1,106)         1,342         (2,277)

Provision for income taxes                          125               0            125              0
                                                 ------          ------        -------        -------
NET INCOME/(LOSS)                                $  631         $(1,106)       $ 1,342        $(2,277)
                                                 ======         =======        =======        =======


PER SHARE-PRIMARY:

     NET INCOME/(LOSS)                           $ 0.08         $ (0.15)       $  0.18        $ (0.28)
                                                 ======         =======        =======        =======





   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                  ---------------------------
                                                                  JUNE 30,           JUNE 30,
                                                                    1996               1995
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------

NET INCOME/(LOSS)                                                  $1,342            $(1,171)
Adjustments to reconcile net income to net cash
  provided by or (used) for operations:
Gain from disposal of assets                                          (55)
Depreciation and amortization                                          47                171

Changes in assets, (increase)/decrease
  and liabilities, increase/(decrease):
  Accounts receivable                                               1,044               (111)
  Inventories                                                        (205)               496
  Prepaid expenses                                                   (346)              (111)
  Other assets                                                        250
  Accounts payable                                                   (612)               375
  Deferred revenue                                                 (1,556)               149
  Accrued expense                                                     277                 59
                                                                   ------            -------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                186               (143)
                                                                   ------            -------
CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
- -------------------------------------------------------

Purchases of property, plant and equipment                            (67)            (1,267)
Sale of SGA Pacific, Ltd.                                                              1,045
                                                                   ------            -------
NET CASH USED FOR INVESTING ACTIVITIES                                (67)              (222)
                                                                   ------            -------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
- -------------------------------------------------------

Proceeds from issuance of common stock                                539
Proceeds from issuance of notes payable                               276              1,306
Proceeds from disposal of assets                                       55
Principal payments on notes                                          (877)            (1,024)
                                                                   ------            -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                   (7)               282
                                                                   ------            -------

Increase in cash                                                      112                (83)
Cash at beginning of period                                           101                230
                                                                   ------            -------
Cash at end of period                                              $  213            $   147
                                                                   ======            =======
      Cash paid during the period for:

          Interest                                                 $  210            $   221
                                                                   ======            =======
          Income taxes                                             $    0            $     0
                                                                   ======            =======

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

     Effective April 1, 1996, the Company changed its accounting for service contract billings related to SunRiver Data Systems (refer to "Acquisitions and Divestitures" in the Company's 1995 Annual Report on Form 10-K for further discussion regarding this strategic partnership). Prior to this change, the renewal of annual maintenance contracts was recorded at the point the customer was billed. Based on recent renewal experience, the Company changed its accounting policy to delay the recording of the annual maintenance contract until the customer has agreed to the renewal of the annual maintenance contract. The effect of this change was to decrease net accounts receivable and deferred revenue by approximately $1.6 million as of June 30, 1996 compared to September 30, 1995.

2.   INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                              June 30,       September 30,
                                                1996             1995
                                              --------       -------------
Materials, subassemblies and service spares    $1,759            $1,498

Work in process                                   123               157

Finished goods                                     49                71
                                               ------            ------

Total Inventories                              $1,931            $1,726
                                               ======            ======

3.   EARNINGS PER COMMON SHARE:

     Primary earnings or loss per common share for the three month periods ended June 30, 1996 and 1995 is based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

     Weighted average shares outstanding are 7,741,860 and 7,508,136 for the three and nine month periods ended June 30, 1996, and 7,391,776 and 8,253,865 for the three and nine month periods ended June 30, 1995.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
           DATA

SUMMARY

     The Company continued to improve during the third quarter of FY 1996 compared to the same period in FY 1995. For the nine months current year to date, the Company recorded revenues of over $19,000,000 and profits of $1,342,000. This performance reflects the various management actions taken in early 1995 to re-focus the Company into areas where it had the expertise and resources, and which offered the greatest opportunity for sustained profitability. In addition to the actions set out in the two following paragraphs, the Company strengthened its management team by adding functional management in the areas of service, sales, and engineering. Further, the Company introduced new systems and Power95 software products late in FY 1995 which have gained acceptance in the marketplace.

     During the third quarter, the Company completed the first anniversary of the strategic partnership entered into with SunRiver Data Systems ("SRDS").
The acquisition broadened the Company's hardware and software product offerings as well as adding over 2,000 service customers to its customer base and effectively doubled the Company's worldwide business and revenue base. (See "ACQUISITIONS AND DIVESTITURES" in the Company's 1995 Annual Report on Form 10-K). The Company has not experienced seasonal fluctuations or business cycle vacillations, and the success of the partnership can be seen in the resulting improved profits.

     Effective August 28, 1995 the Company entered into an agreement with Sanderson Computers, Inc. ("SCI") under which SCI will be responsible for the world-wide sales and support of both the Maxial applications software package and the Zebra 2000 Advanced Library Management and Information System. Under the terms of the agreement, SCI will pay a royalty to the Company for each Maxial system sold (the Zebra 2000 system was licensed to the Company by Sanderson Computers PTY LTD and will provide no future revenues.) The amount of revenues expected from this agreement are uncertain at this time and are not expected to materially affect the position of the Company other than to eliminate the losses previously experienced in support of these products, which amounted to $752,000 for the nine months ended June 30, 1995.

SALES

     Product sales increased $1,826,000 (159%) and $3,768,000 (99%) for the three and nine month periods ended June 30, 1996, as compared to the same three and nine month periods last year, primarily due to increased Dealer and International revenues from the market acceptance of non-GA manufactured system hardware with Power 95 software, and the strategic partnership with SunRiver Data Systems. The non-GA manufactured systems are purchased from NCR and Groupe Bull in France under Original Equipment Manufacturer (OEM) agreements.

     Service revenues increased $2,685,000 (165%) and $6,653,000 (136%) for the three and nine month periods ended June 30, 1996 compared to last year primarily due to the strategic partnership with SunRiver Data Systems. Service revenues on Company manufactured systems continue to decrease as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues. This decrease is in part, countered through the Company's newly formed professional services group which generated revenues of $55,000 for the quarter and $250,000 year to date. The professional services group utilizes existing personnel to offer hardware and software consulting services.

     Management believes that in the future, the Company will continue to see declining revenues from its own manufactured proprietary hardware. The decline is planned to be offset with increased sales generated from new hardware produced by other manufacturers under OEM agreements with Bull Groupe and NCR. The new hardware was introduced in September, 1995 and for the three and nine month periods ended June 30, 1996, sales of non-GA manufactured hardware increased $1,038,000 and $1,893,000, respectively, over the same periods last year.

GROSS MARGIN

     The consolidated gross margin percentage for products and service increased 21 percentage points and 13 percentage points for the three and nine month periods ended June 30, 1996 as compared with the corresponding periods of the previous year. Product gross margins increased 27 percentage points and 9 percentage points for the same three and nine month periods. This increase is largely due to the increased sales volume in relation to fixed costs. Service revenue gross margins increased 16 percentage points and 13 percentage points for the three and nine month periods respectively, due to increased revenues in excess of increased overhead costs resulting from the strategic partnership agreement.

EXPENSES

     Research and development expenses, including engineering, increased $188,000 and $442,000 during the three and nine month periods ended June 30, 1996, respectively, compared to the same period last year. These increased expenditures are the result of the consolidation of engineering functions attendant to the strategic partnership.

     Selling and Administrative expenses increased $183,000 and $305,000 during the three and nine month periods ended June 30, 1996, respectively, compared to the same period last year. As a percent of sales, the expense levels have decreased from 34.4% to 15.6% for the quarter and from 32.2% to 16.3% year to date. This improvement reflects the strong cost controls which the Company utilizes.

     Other expenses decreased $102,000 and $167,000 during the three and nine month periods ended June 30, 1996, compared to the same period last year. The decrease for the three and nine month periods is due to costs associated the strategic partnership which are included in cost of sales for the current fiscal year, rather than being classified as other expense for the same period last year.

     Interest expense decreased $50,000 and $111,000 for the three and nine month periods ended June 30, 1996 compared with the same periods in 1995 due to decreased borrowings resulting from increased cash flows and the twelve consecutive profitable months.


LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate on improved cash resources.

     The Company's liquidity needs are met through receivable collections and asset-based loans. Through these two vehicles, the Company has met its supplier's requirements and has been able to continue the debt retirement effort begun in 1994. The Company's leverage position has improved dramatically, now standing at 2.7 times equity. As of September 30, 1995, this ratio was ten to one. The Company is in the process of seeking a new line of credit, as high as $1,000,000, based on more normal lending terms and at a lower cost. The continued profitability of the Company is the key element in obtaining this new line of credit. This new line would then be available for the Company to expand the business; management does not envision it being required for the current operations.

     Net cash provided by operating activities for the nine months ended June 30, 1996 was $186,000. Cash of $2,719,000 was consumed by increases in inventory and prepaid expenses and decreases in accounts payable and deferred revenue; while decreases in accounts receivable and other assets and an increase in accrued expenses generated $1,571,000.

     Net cash of $67,000 was consumed by investing activities for the purchase of fixed assets.

     Financing activities consumed net cash of $7,000, through new notes issued of $276,000 to finance annual insurance premiums, offset by net payments of debt totaling $877,000. Employees exercised stock options which generated cash of $539,000.

     Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000 plus monthly fees, which is collateralized by domestic accounts receivable. The agreement is renewable at six month intervals. The interest rate is prime plus 6%, but not less than 14%, payable monthly. In addition, there are other monthly costs for maintaining the open line of credit. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will be adequate for the short term, however, it is actively seeking to secure funding at a more competitive rate to provide additional capital for expansion. At June 30, 1996, the balance of the loan was $344,000. The Line of credit contains various covenants and restrictions. At June 30, 1996, the Company was in full compliance with all covenants and restrictions.

     The accounts receivable balance at June 30, 1996 was $4,635,000, a decrease of $1,044,000 from September 30, 1995. This decrease is primarily due to the change in Balance Sheet presentation described in the notes to the Financial Statements offset by an increased volume of product shipments during the period.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the action, including the plaintiff, are jointly funding testing to determine the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's legal expenses associated with this matter. However, such contributions are being made under a reservation of rights. Until the testing results are available to determine the environmental damages, if any, the Company has not recorded a liability for any financial exposures attributed to the Company for remedial effort


ITEM 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           27 Financial Data Schedule

     (b)   Reports on Form 8-K:

           On May 20, 1996, the Registrant filed Form 8-K regarding certain management changes.




                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GENERAL AUTOMATION, INC.



DATE:  July 23, 1996                    By:  /s/ JOHN R. DONNELLY
                                             ---------------------------
                                                 John R. Donnelly
                                                 Vice President, Finance
                                                 Chief Financial Officer