Form 10-Q/A
period 1996-06-30
GENERAL AUTOMATION INC
filed 1996-07-24
CIK 40443

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

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                 ----------------------        ----------------------
                                                  1996            1995          1996            1995
                                                 ------          ------        -------        -------
SALES - PRODUCT                                  $2,978          $1,152        $ 7,567        $ 3,799
SALES - SERVICE REVENUE                           4,313           1,628         11,562          4,909
                                                 ------          ------        -------        -------
      Total                                       7,291           2,780         19,129          8,708
                                                 ------          ------        -------        -------
COSTS AND EXPENSES:

Cost of sales - Product                           2,574           1,308          6,595          3,667
Cost of sales - Service                           2,300           1,121          6,789          3,515
Research and development                            406             218            899            457
Selling and administrative                        1,139             956          3,106          2,801
Other, net                                           71             173             87            254
                                                 ------          ------        -------        -------
                                                  6,490           3,776         17,476         10,694
                                                 ------          ------        -------        -------
OPERATING INCOME/(LOSS)                             801            (996)         1,653         (1,986)

Interest income                                      16               1             24             30
Interest expense                                    (61)           (111)          (210)          (321)
                                                 ------          ------        -------        -------
   INCOME/(LOSS) BEFORE INCOME TAXES                756          (1,106)         1,467         (2,277)

Provision for income taxes                          125               0            125              0
                                                 ------          ------        -------        -------
NET INCOME/(LOSS)                                $  631         $(1,106)       $ 1,342        $(2,277)
                                                 ======         =======        =======        =======


PER SHARE-PRIMARY:

     NET INCOME/(LOSS)                           $ 0.08         $ (0.15)       $  0.18        $ (0.28)
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

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   FOR THE NINE MONTHS ENDED
                                                                  ---------------------------
                                                                  JUNE 30,           JUNE 30,
                                                                    1996               1995
                                                                  --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
- -------------------------------------

NET INCOME/(LOSS)                                                  $1,342            $(2,277)
Adjustments to reconcile net income to net cash
  provided by or (used) for operations:
Gain from disposal of assets                                          (55)
Depreciation and amortization                                          47                260

Changes in assets, (increase)/decrease
  and liabilities, increase/(decrease):
  Accounts receivable                                               1,044               (879)
  Inventories                                                        (205)               749
  Prepaid expenses                                                   (346)               (56)
  Other assets                                                        250
  Accounts payable                                                   (612)               415
  Deferred revenue                                                 (1,556)             1,172
  Accrued expense                                                     277                586
                                                                   ------            -------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                186                (30)
                                                                   ------            -------
CASH FLOWS (USED FOR) PROVIDED BY INVESTING ACTIVITIES:
- -------------------------------------------------------

Purchases of property, plant and equipment                            (67)            (1,299)
Sale of SGA Pacific, Ltd.                                                              1,045
                                                                   ------            -------
NET CASH USED FOR INVESTING ACTIVITIES                                (67)              (254)
                                                                   ------            -------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:
- -------------------------------------------------------

Proceeds from issuance of common stock                                539
Proceeds from issuance of notes payable                               276              1,460
Proceeds from disposal of assets                                       55
Principal payments on notes                                          (877)              (986)
                                                                   ------            -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                   (7)               474
                                                                   ------            -------

Increase in cash                                                      112                190
Cash at beginning of period                                           101                230
                                                                   ------            -------
Cash at end of period                                              $  213            $   420
                                                                   ======            =======
      Cash paid during the period for:

          Interest                                                 $  210            $   321
                                                                   ======            =======
          Income taxes                                             $    0            $     0
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