Form 10-K405
period 1996-09-30
GENERAL AUTOMATION INC
filed 1996-12-24
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended September
         30, 1996                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file Number 0-5260

                            GENERAL AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                 95-2488811
--------------------------------                  ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

17731 Mitchell North, Irvine, California            92714
----------------------------------------            -----
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:  (714) 250-4800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value                   American Stock Exchange
----------------------------                   -----------------------
         Title of Class                 Name of Exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $17,343.29 as of December 20, 1996.

The number of shares of the registrant's Common Stock, $.10 par value, outstanding as of December 20, 1996 was 8,951,376.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on January 30, 1997 are incorporated by reference into
Part III hereof, to the extent indicated herein.

                    The Index to Exhibits appears on page 24

                                     PART I

ITEM 1. BUSINESS

The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

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

The Company's headquarters, including manufacturing and integration, corporate and administrative operations, are located in Irvine, California. Engineering and support personnel are located in Hauppauge, New York. GA also has service and sales offices in various locations throughout the United States and has established European sales offices in England. In October 1996, the Company completed two acquisitions: Liberty Integration Software, Inc. of Vancouver, B.C., a developer of software products that enable interoperability of MultiValue compliant databases with Windows and Windows NT environments and the Sequoia Enterprise Systems business unit from Sequoia Systems, Inc. The Sequoia Enterprise Systems ("SES") unit is a division of GA, with its main operations centered in Marlborough, Mass. The addition of SES brings to GA a complement of hardware and software products serving the high availability fault tolerant information systems marketplace.

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

ASSOCIATION WITH SANDERSON ELECTRONICS PLC, SANDERSON TECHNOLOGIES, LTD. & SGA PACIFIC LIMITED.

In January 1989, Sanderson Electronics PLC ("Sanderson") acquired approximately 49% of the then outstanding shares of the Company. Sanderson is a United Kingdom-based developer and supplier of applications software using the Pick Operating System and is a UK distributor for the Company's products.

In September 1989, the Company and Sanderson announced the formation of SGA Pacific Limited ("SGA") based in Sydney, Australia. The Company held 51% of the outstanding stock of SGA and Sanderson and the management of SGA held 49%. On November 10, 1994, the Company sold its 51% interest in SGA to Sanderson Technologies, Ltd. For details of this transaction, see "Acquisitions and Divestitures", below and Note 8 to the Financial Statements. This transaction left Sanderson owning 442,588 shares of the Company's stock or approximately 6% percent of the Company's outstanding shares. During FY 1996, Sanderson sold most of these shares and acquired 56,100 shares through the exercise of warrants. Consequently, Sanderson now holds less than 100,000 shares of GA stock.

In August 1995, GA and Sanderson Computers Pty Ltd. ("SCPL") entered into an agreement whereby SCPL acquired GA's Zebra 2000 Library Systems business and license rights to its Maxial hospitality software. These products have been successfully sold outside the United States by SCPL. GA had not been able to profitably sell these products in the US, with nearly 55% of its fiscal 1995 loss coming from these products. SCPL assumed the obligations of completing the contracts in the backlog and providing on-going software support for all of the customers. GA will receive certain cash payments and royalties from future SCPL sales of the products. In addition to the Company's association with Sanderson and SGA set forth above, both remain major distributors of the Company's products with GA owning no shares in either firm.

ACQUISITIONS AND DIVESTITURES

General Automation Ltd.

In June 1990, the Company sold 55% of its interest in its United Kingdom subsidiary, General Automation, Ltd. (General Automation Ltd.) to Sanderson Electronics, PLC for loan forgiveness of $1,250,000, operating cash of $475,000 and 22.8% of the outstanding shares of SGA giving the Company a 51% interest in SGA. Subsequently, in January 1992, the Company sold its remaining 45% share of General Automation Ltd. to Sanderson. See Note 8 to the Financial Statements included in this Form 10-K.

C.I.E.

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

Eurosystems.

In October 1992, the Company signed an agreement to form a holding company with Krypton Group Ltd., Eurosystems GA Ltd. ("Eurosystems"), a UK corporation. Under the terms of the agreement the Company received 61% of the common shares of Eurosystems in exchange for its shares in General Automation France SA, General Automation SA, (Belgium), and General Automation Italia SpA (Italy). Krypton Group Ltd., ("Krypton"), a UK corporation, received 39% of the common shares in exchange for its 100% share holding in Eurosystems Belgium SA and Eurosystems SA (France), its 55% share holding in Eurosystems GmbH (Germany) and its 85% share holding in Eurosystems Maintenance SA (France). The Company considered that the formation of a holding company, which held the GA subsidiaries in Belgium, France and Italy, had an enhanced prospect for growth and stability through local management. Krypton already was in business in the product areas served by these firms, and offered local support and direction. On October 29, 1993, with retroactive effect to September 30, 1993, the Company sold its 61% share holding in Eurosystems to Krypton for cash and a $990,000 note. Through fiscal 1996, Krypton has made $180,000 in payments. In 1994 payments were suspended by Krypton and a $240,000 reserve was set up in fiscal year 1994. In 1995 Krypton filed for bankruptcy. On March 14,1996, the Company received a new $600,000 note from Future Services Ltd., a newly formed company in Great Britain and owned by the former Krypton Management. Future Services Ltd. has been profitable and management expects to receive full payment of the $570,000 carried on the balance sheet at September 30, 1996. The note bears interest at 10% and is payable monthly, with the Company sharing in 50% of the net profits of Future Services, Ltd. until the debt is repaid.

SGA

On November 10, 1994, the Company completed the sale of its 51% interest in SGA Pacific, Ltd. to Sanderson Technologies Ltd. for $2,000,000 in cash and notes receivable, plus 4,100,000 shares of the Company's common stock held by Sanderson (see Note 8 to the Financial Statements.) The overall reduction in the number of shares of GA stock held by Sanderson is not felt to be related to or have any impact on the Company's objectives. SGA (now Sanderson

Pacific Ltd.) continues as a General Automation dealer in Asia and the South Pacific for hardware and software products.

General Automation LLC.

Effective May 22, 1995, GA and SunRiver Data Systems ("SunRiver") formed a limited liability company ("GAL"), with the Company owning 51% and SunRiver 49%. GAL was formed to allow GA to acquire the former ADDS Pick based business owned by SunRiver. This business had been acquired by SunRiver from AT&T GIS in December 1994 along with a terminal business which complimented SunRiver's existing business and which SunRiver retained.

Under the terms of the Operating Agreement which governs the operation of GAL (the "Operating Agreement"), GAL operates and manages GAI's Pick business and SunRiver's Pick business. Under the Operating Agreement, SunRiver is entitled to receive cash distributions from GAL in an amount equal to a percentage of GAL's net revenues, which is payable whether or not GAL is profitable or generating positive cash flow. The percentage of net revenues to which SunRiver is entitled was 12% for the first year of the Operating Agreement (subject to a minimum of $2,900,000 in the first year only) and will decline annually thereafter in steps until it reaches 7% in the fifth year. However, the percentage of net revenues payable to SunRiver is subject to adjustment (upward or downward) under certain circumstances. Subsequent to the fifth year of the Operating Agreement, the percentage of net revenues to be paid to SunRiver is to be determined by negotiations between GA and SunRiver. GA is entitled to retain all cash generated by GAL, if any, after the payment to SunRiver of the net revenue percentage described above.

Under the Operating Agreement, the business and affairs of GAL are managed exclusively by GA. However, in the event that GAL fails to achieve agreed upon revenue or profit projections, SunRiver has the right to thereafter jointly mange GAL with GA. Further, upon the occurrence of certain other events, including the failure of GAL to pay to SunRiver the percentage of net revenues to which SunRiver is entitled, SunRiver has the right to thereafter replace GA as the sole manager of GAL. During the first year of the Operating Agreement, GA received a management fee of $1,031,000 in connection with its duties as manager of GAL. However, subsequent to the first year of the Operating Agreement, GA will not be entitled to any compensation for acting as manager of GAL.

In May 2000 GA will have the right to purchase SunRiver's entire interest in GAL for a number of shares of GAL common stock equal to 9% of each class of GA's then outstanding capital stock. If GA exercises this right of purchase, it is obligated, immediately following the issuance of stock to SunRiver, to register the shares so issued under the Securities Act of 1933.

Sequoia Enterprise Systems.

On October 11, 1996 (the "Closing Date"), the Company purchased from Sequoia Systems, Inc. ("SSI") substantially all of the assets and business of SSI's "Sequoia Enterprise Systems" business division ("SES"). SES manufactures, services, integrates and distributes fault-tolerant Motorola 68K computer systems operating under SSI's version of UNIX and Intel based computer systems running SSI's and Alpha Micro's versions of the "PICK" application environment and database software products, and engages in various related distribution arrangements. The Company's purchase of SES was made pursuant to an Asset Purchase Agreement dated as of October 3, 1996 between the Company and SSI (the "Purchase Agreement").

In exchange for SES, the Company has (i) agreed to pay an estimated purchase price of $10,700,000 (subject to possible adjustment based on the net book value of SES as of the Closing Date) (the "Purchase Price), (ii) assumed certain liabilities of SSI totaling approximately $3,000,000, and (iii) issued to SSI a Stock Purchase Warrant entitling SSI to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share (the "Warrant"). The Warrant will be exercisable during the three year period commencing on the first anniversary of the Closing Date.

The Purchase Price will be paid by the Company in a combination of cash and 750,000 shares of the Company's common stock (the "Payment Stock"). The cash portion of the Purchase Price will be paid in monthly installments, with the amount of each such installment being based on a percentage of the gross revenues received by the Company during the month to which the installment relates from the operation of SES and the Company's overall service and support operations; provided, however, that (i) the Company must pay not less than $490,000 of the cash portion of the Purchase Price by December 31, 1996; and (ii) the Company must pay by the first anniversary of the Closing Date an amount (comprised of stock and cash) equal to not less than the net book value of SES as of the Closing Date.

For accounting purposes, the cost of SES is determined based on the total amount of consideration which is determinable beyond a reasonable doubt as of the acquisition date, which is estimated to be $5.3 million. As additional consideration is paid, the Company will record the current fair value of the consideration issued as an additional cost of SES.

All 750,000 shares of the Company's common stock which comprise the Payment Stock were issued to SSI on November 5, 1996. However, such shares will be valued, for purposes of applying the same toward the Purchase Price, as follows:
(i) 400,000 shares will be valued at $2.50 per share; (ii) 200,000 shares will be valued at the average of the closing per share sales prices of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding the first anniversary of the Closing Date; and (iii) the remaining 150,000 shares will be valued at the average of the closing per share sales prices of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding any date on which a valuation of such shares is made for purposes of determining the payment of the Purchase Price; provided, however, that if the Purchase Price has not been paid in full prior to the second anniversary of the Closing Date, these shares will be valued at the average of the closing per share sales prices of a share of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding the second anniversary of the Closing Date.

The Company has agreed, at its expense, to register under the Securities Act of 1933 for sale by SSI the Payment Stock and the shares issuable upon exercise of the Warrant.

SSI has agreed not to sell, make any short sale of, loan, or grant any option for the purchase of, any of the Payment Stock without the prior written consent of the Company (i) until the first anniversary of the Closing Date, with respect to any shares of the Payment Stock in excess of 400,000 shares; and (ii) until the second anniversary of the Closing Date, with respect to any shares of the Payment of Stock in excess of 600,000 shares.

The assets which have been purchased by the Company do not include the accounts receivable of SES. However, under the Purchase Agreement, SSI is obligated to pay to the Company an amount equal to 40% of SSI's collections of the accounts receivable of SES in existence on the closing date, as those collections are made, until the Company has received a total of $1,560,000; provided, however, that SSI will pay the full $1,560,000 to the Company no later than 120 days following the Closing Date.

Under the Purchase Agreement, until the earlier of (i) payment of at least 75% of the Purchase Price; or (ii) the date on which SSI no longer is the holder of at least 50% of the shares of the Payment Stock (or if the Warrant has been exercised, the aggregate of the Payment Stock and the shares issued upon exercise of the Warrant), SSI will be entitled to designate an individual for election to the Board of Directors of the Company ("SSI's Designee"); provided, however, that such individual is reasonably acceptable to the Company at the time of his initial designation. Once appointed to the Company's Board, SSI's Designee will serve until the first annual meeting of the stockholders of the Company following the Closing Date and until his successor shall be duly elected and qualified or until his earlier death, disability, removal or resignation.

So long as SSI possesses the right of designation described in the immediately preceding paragraph, the Company has agreed that (i) the Company will nominate (or shall cause to be nominated) for election at each annual meeting of the stockholders of the Company after the Closing Date, the incumbent SSI's Designees or such other individual as SSI may designate; provided, however, that such other individual is reasonably acceptable to the Company at the time of his initial designation; (ii) if SSI's Designee should die, become disabled, be removed, retire or resign during the term of his office, SSI shall be entitled to designate a successor SSI's Designee reasonably acceptable to the Company at the time of his initial designation, in which event the Company shall cause such successor SSI's Designee to be promptly elected as a member of its Board of Directors to fill the vacancy created by such death, disability, removal, retirement or resignation; and (iii) without the prior written consent of SSI (which consent will not be unreasonably withheld, delayed or conditioned), neither the Company nor its Board of Directors will: (A) recommended that SSI's Designee be removed by the stockholders of the Company; or (B) fail to recommend any incumbent SSI's Designee for reelection.

Liberty

Effective October 1, 1996, GA acquired all of the outstanding shares of Liberty Integration Software, Inc. ("Liberty"). Liberty was purchased through the issuance of 25,000 shares of the Company's common stock, and three equal payments of $20,000 (CDN) or approximately $40,000 in US dollars. Liberty is operated as a wholly owned subsidiary. Liberty offers a full suite of enterprise connectivity products and services which are focused on providing connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client/server development tools and internet WWW applications. Liberty began operations in July, 1995.

PRODUCTS, CUSTOMERS AND MARKETING

GA is a leader in delivering cost-effective environments for information-critical Pick applications. GA's core strength is in its exceptional support and value-added services which are complimented by a line of open systems and software products designed to encompass the needs of its worldwide network of value-added resellers. GA has established strong relationships with its value-added channel and enjoys an excellent reputation for product quality and responsive services and support. Future growth will be achieved by expanding GA's distribution channel and enhancing the products and services offered to the channel.

SERVICE AND SUPPORT

GA maintains a high quality service organization dedicated to meeting the complex support requirements of several thousand end users. The Company is a leader in the support industry and has been delivering highly skilled technical services for over 28 years. GA has earned a reputation for excellent quality and responsive service through an exceptional staff of service professionals. The service business generates over half of GA's revenue and is a key reason that customers with information critical applications choose to buy from GA. With the acquisition of the service operations of SES, GA will integrate the fault tolerant and SES Intel based systems into GA's support organization.

GA offers four basic lines of service:

* Technical field service for the equipment sold by GA, GA distributors, and those maintenance agreements assumed or acquired through acquisitions of C.I.E. and SES and GA's participation in GAL with SunRiver .

*        Software maintenance services of GA's operating environments.
         Additional software support has been sold for complimentary operating environments such as PICK, VMARK, Unidata, Unix, AIX, Windows 95 and Windows NT.

* Professional services was introduced in 1995 that include: performance tuning, system upgrade services, technical product training, system design and site preparation, network design and configuration support, and disaster recovery programs. Contract programming and consulting services are also offered with expertise in PICK, C, C++, Visual Basic, Microsoft Access, COBOL, FORTRAN, and Pro-IV. The professional services business has proven to be a very profitable venture for GA. Disaster recovery has proven to be a strong area of interest, furnishing GA's end user customers with assistance in developing disaster recovery plans as well as the assurance that systems will be made available in the case of an emergency. With GA's move into the open systems market, GA will be able to leverage those skills and offer services to a larger more dynamic marketplace.

* Ready Response service provides a central call handling and technical call screening facility and is particularly attractive for those dealers who are of such size that they cannot afford to put the support staff in place to handle their after market support effectively and at the same time continue to develop application products and expand their market. These services are not only profitable for the Company, but also leverage its technical staff while making the dealer more successful. This service also affords GA the opportunity to provide help desk support to segments of the industry outside the traditional MultiValue marketplace.

GA has recently been certified as an Acer Authorized Service Provider, thereby allowing GA to provide hardware support for any Pick applications running on Acer products. GA may also provide depot services, at any of GA's nationwide locations, to resellers and end users of Acer products.

SYSTEM AND SOFTWARE PRODUCTS

In 1996, GA continued its penetration into the open systems market with the PowerPC Superscaler RISC multiprocessor (from Groupe Bull) and Intel Pentium(TM) multiprocessor systems (from NCR, previously AT&T Global Information Systems).

The distribution agreements for these systems commenced in 1995. Both Groupe Bull's and NCR's products and services compliment those offered by GA and feature:

* A broad range of system solutions starting at a low-end single processor cost-effective entry level system through an eight-way multiprocessor enterprise server.

* A commitment to offer products at a cost-effective discount, allowing GA to move product successfully through the channel while allowing GA to achieve its profitability goals.

* A complimentary service and support network that could be leveraged worldwide to compliment the effective and growing services offered by GA.

* A strong investment in distributed processing, local area networks, and wide area networks to ensure high connectivity solutions.

PowerPC Systems

In 1996, GA continued to expand the line for PowerPC symmetric multiprocessor systems manufactured by Groupe Bull and Motorola by adding two low-end systems called the Lite-Tower and Desktop systems, and enhancing the current line with Motorola's enhanced 604 PowerPC processor. Called the PowerAdvantage(TM) series, these computers offer excellent price/performance with a state-of-the-art RISC CPU. The PowerAdvantage product family offers a price competitive solution, with an entry system priced at $7,000 and high end systems supporting over 1000 users.

Intel Based Systems

Through its acquisition of the SunRiver Data Systems PICK business, in May 1995, GA began delivery of a line of single and multiprocessor Intel-based servers. In September of 1995, a distribution agreement was signed with AT&T GIS under which the Company would purchase systems directly from NCR.

NCR's server family offers a broad range of Microchannel and PCI/EISA computers. Numerous upgradeable components make expanding these systems fast and simple. NCR is a leader in providing exceptional price/performance UNIX and NT systems.

GA introduced the following NCR PCI/EISA entry-level servers in 1996:

* The S10, a single processor system featuring a Pentium processor (90 MHz, 133 MHz, or 166 MHz), ECC memory, and a PCI/EISA I/O bus.

* The S40, a high performance 4-way symmetric multiprocessor server featuring EISA, dual-PCI I/O buses and SCSI II support.

The new WorldMark server line demonstrates NCR's commitment to enterprise computing. GA introduced the WorldMark 4100 and 4500 systems in 1996. The 4100 is a one to eight processor MCA system and the 4500 is a two to sixteen processor system. Both systems offer Pentium PRO support and many expandability and high availability features.

NCR's roadmap for future Intel servers focuses on the PCI bus architecture:

* The S26 is a dual processor Pentium PRO system with ECC memory and a PCI/EISA I/O bus.

* The 4300 is a one to eight processor system with ECC memory and a PCI/EISA I/O bus featuring the OctaSCALE architecture. The OctaSCALE architecture, developed by NCR, provides a simple cost-effective way to scale to eight Pentium PRO processors in a single system.

Proprietary Systems

Since their introduction in 1983, GA micro-based multi-user computer systems have evolved into a line of upgradeable high-performance, business-oriented computer systems that were adaptable to the needs of individual end-users. The Company continues to manufacture two product series, the A200 and the A500, which were introduced in fiscal year 1993 and are based on the Motorola 680XX CPU chip. The Company believes that the future revenues from these proprietary products will continue to decline. The A200 and A500 product series generated 15% of the Company's revenues in 1996, 13% in 1995 and 18% in 1994.

Software

The value-added channel serviced by GA is primarily based on re-sellers and dealers whose information-critical applications are written to be compliant with a multi-dimensional database environment standard. This standard is supported by a collection of system software providers including Unidata, VMARK, Pick Data Systems, and GA. Although implementations are similar, GA has differentiated its product offering through enhanced system administration, network integration, database interoperability, and performance.

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

In March of 1996, GA started distributing preview copies of a Windows NT and Windows 95 implementation of its multi-dimensional database. Code-named the Aspen Project ("Aspen"), this software package is expected to ship in the first fiscal quarter of 1997. Aspen offers an easy migration path for applications designed for Pick-compatible databases to move to a client/server environment. Included with the product are tools which provide interoperability with Windows applications and files, as well as a programming interface for application-specific client software. Optional ODBC support allows ODBC-compliant applications to access Aspen data. Aspen supports serial terminal users as well as PC clients and continues to provide the high performance, easy to use database environment for which GA is known.

The Pick operating system, which GA's software products are derived from was designed as a database management operating system; it supports hierarchical, flat and relational database files. The Company believes that among the most distinctive characteristics of its operating environment products are their relative ease of programming, an English-like information management and retrieval language, and the speed they offer in the handling of large and complex databases. They include an advanced, database-oriented version of the popular BASIC programming language, with automatic compilation and line-editing.

CUSTOMERS AND MARKETING

GA delivers its products and services through a strong international value-added reseller channel with over 200 active dealers.. GA has increased its marketing activity by the creation of an end user newsletter (Priority One) and a series of direct mail pieces focused on enhancing the relationship between GA and the end customer. Through GA's participation in GAL with SunRiver, GA's distribution channel has doubled in size and offers cross-selling opportunities

GA is selling into an approximate $750 million segment of a larger $9 billion market. GA's value-added resellers focus on key vertical markets such as healthcare, finance, manufacturing, distribution, government, travel, and insurance. Approximately 18% of GA's product revenue comes from 30 major resellers and distributors located outside of North America. To expand on that business, in 1995 the Company formed a wholly owned subsidiary, GA Mentor Ltd.
(GAML) headquartered in the UK, and established a sales office to better service GA's customer in the United Kingdom, France, Belgium, Italy, and Germany. GA also has strong associations in Asia and the Pacific Basin with resellers and distributors in Australia, New Zealand, Singapore, Hong Kong, and Malaysia which GA services out of the Irvine office.

GA's focus for growth includes the following elements:

* Working closely with GA's value-added resellers and dealers to make them more successful and thus increase sales through GA.

* Offering complimentary services that enhance the resellers' and dealers' business and increase revenues for them as well as GA.

* Expanding the value-added channel through an investment in marketing and direct sales techniques that leverage GA's products and service strengths.

*        Strengthening GA's position in international markets.

* Focusing on GA's end users to provide more services, add-on products, and growth paths to new systems.

From a marketing and sales standpoint GA has made a renewed commitment to growth. In 1996 the Company continued to grow the marketing and sales organization. Marketing added a Director of Product Marketing and a Marketing Services Manager. GA also expanded the sales organization with the establishment of two inside sales positions as well as the addition of a Director of International Sales.

Through these additions, GA's marketing continued to have a great impact. These activities were highlighted by the establishment of a high quality Internet
(Web) site and execution of a very successful eight-city reseller roadshow in January and February which introduced new products to GA's existing, as well as new, resellers. GA also established a number of customer direct activities such as the Priority One newsletter and a series of service-oriented direct mail pieces.

MAXIAL SYSTEMS

The Maxial package has been installed in more than 100 hotels world-wide with a high degree of acceptance in the Pacific Basin. The same success has not been achieved in the United States however, where the competition for such systems has been much stronger. With only 13 systems installed in the US, effective August 28, 1995 the Company entered into an agreement with Sanderson Computers Pty Ltd. ("SCPL") under which the product is licensed to SCPL who is responsible for the sales and support for the product world wide and will pay GA a royalty for each system sold. The amount of revenues expected from this agreement are uncertain at this time and are not expected to materially affect the position of the Company other than to eliminate the losses previously experienced in support of the product.

SERVICE ADVANTAGE SYSTEM

The Service Advantage product is a full featured, fully integrated service company management system.

In order for the Company to focus its management and capital resources on its key business, a decision has been made to discontinue all marketing and sales efforts on the product but to continue to support existing contractual commitments.

FOREIGN OPERATIONS AND EXPORT SALES

The Company's export sales were approximately 5% in 1996 compared to 8% in fiscal 1995, and 62% in fiscal 1994. In 1992, 1993 and 1994 the Company recognized revenues from its majority owned subsidiary SGA Pacific Ltd., which was sold effective November 10, 1994. These revenues were generated through operations in Asia and the South Pacific. In future years, General Automation expects to see a continuing relationship with SGA Pacific as a distributor of GA products to the Pacific Basin and a source of royalty income as they market and install the Maxial hospitality software, owned by the Company. See Note 7 to the accompanying Financial Statements included in this Form 10-K for additional information relating to the Company's international operations, including financial information concerning operations by major geographic areas.

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

The Company purchases computer systems from other manufacturers including AT&T GIS in the US and Groupe Bull in France. Delays are possible in that the GA orders from its Dealers/VARS may not match production queues at the factories. The delays are expected to be minimal and not material to the planned Company results.

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

Since GA currently only offers service on GA delivered systems, GA's competition for that service business is a handful of third party service providers. These companies tend to compete on price, offering inferior technical support. With the new PowerPC and Intel-based solutions GA is competing against system providers such as Wang, AT&T, and IBM. From a software support vantage point, support is primarily limited to GA developed operating environments. GA competes with GA's distributors, such as Monolith Corporation, for dealer direct telephone support; but is primarily the dominant support provider for GA developed software solutions.

PRODUCT DEVELOPMENT

Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products. For fiscal 1996 the Company spent approximately $1.2 million for product development. For the years ended September 30, 1995 and 1994, the Company spent approximately $.6 million and $1.8 million respectively. The increase in R & D costs are primarily due to GA's participation in GAL with SunRiver and the development of the soon-to-be released MVBase NT product. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board; while all other costs associated with product development are charged to operations as incurred.

PATENTS AND TRADEMARKS

The Company holds trademarks protecting certain of its trademarks. The Company's major product line utilizes Pick software as its operating system. The Company is authorized, on a non-exclusive basis, to use and sublicense the use of the Pick software indefinitely, in accordance with the terms of license agreements. The Company does not rely upon and does not believe that its success is dependent upon patent protection; rather, the Company believes that its success is dependent upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products. Invalidation or cancellation of the Pick license, however, could adversely impact the Company's business. The Company does not believe that it is operating in such a manner as to prompt cancellation of any of the Pick licenses; furthermore, management believes that there are alternative courses of action which could be pursued in the event of such a cancellation so as not to adversely impact operations of the Company.

MANUFACTURING AND SYSTEM INTEGRATION

The Company has moved rapidly from a manufacturing environment to a system integration and configuration model. Basic systems are received from its platform suppliers (Groupe Bull and AT&T) and are configured to the customers' requirements. Software is loaded and the finished systems are thoroughly tested prior to shipment. The Company currently performs these functions at its Irvine, CA headquarters utilizing highly-skilled system engineers and technicians to insure product performance and quality.

MANUFACTURING

The Company has manufacturing facilities at its location in Irvine, California. Manufacturing processes are further enhanced by the purchase from outside vendors of complete subassemblies for various portions of the products and by coordinated engineering designs that allow common parts and processes for a majority of the GA product line. The manufacturing facility was operating at 85% capacity at September 30, 1996.

Manufacturing functions performed by GA include system assembly and integration, QA and testing, and final preparation and packaging.

BACKLOG

GA computer orders from dealers and other customers generally specify delivery dates of 30 days or less; the Company rarely receives an order that has scheduled delivery dates beyond three months. Because of these ordering/delivery patterns, the backlog at the end of a period may appear to be low and is not a significant indicator of future revenues.

The compressed order-delivery cycle mentioned above, can result in period-to-period fluctuations in the Company's revenues since it is dependent upon short term orders which can be deferred or delayed by the dealers and thereby dramatically influence the current period revenues.

At September 30, 1996 the Company had a manufacturing backlog of $500K. At September 30, 1995 and September 30, 1994, the manufacturing backlog was $1.5 and $2.8 million, respectively. Almost all of the backlog prior to 1996 is attributed to the Company's divested SGA operations.

EMPLOYEES

The Company had approximately 115 employees at September 30, 1996. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union. As a result of the acquisition of SES and Liberty in October 1996, the total number of employees now exceeds 200.

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

During 1996, the Company completed its move from the leased facilities in Anaheim, California. This ended all financial obligation of the Company under that lease.

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

The Company also leases space in ten (10) states, primarily for sales and service offices. The acquisition of SES in October 1996, brings with it major leases in Marlborough, MA, and Irvine, CA. These are currently short-term leases and they are presently being reviewed in light of future requirements of the consolidated Company.

For further information regarding lease commitments, see Note 10 to the Financial Statements included in this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings generally incidental to its business. The ultimate disposition of these proceedings is not presently determinable, but in the opinion of the Company, these proceedings will not have a material effect on the business or financial position of the Company and have been adequately provided for in the Financial Statements.

The Company has been named as one of three defendants in a lawsuit brought by the owner of real property once leased and used by a division of the Company as part of its operations. The plaintiff is seeking relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. The extent of the damage, if any, has not been determined at this time nor has the extent of the Company's liability, if any, been established in relation to the other defendants. All of the parties to the action, including the plaintiff, are jointly funding testing to determine the extent of the contamination, and scope of any required remedial effort. The Company has two of its insurance carriers contributing to the Company's legal expenses associated with this matter. However, such contribution is being made under a reservation of rights. Until the testing results are available to determine the environmental damages, if any, the Company has not recorded a liability for any financial exposures to the Company for remedial efforts.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The table below provides certain information regarding the selling price of the Company's Common Stock for each quarter during the two fiscal years ended September 30, 1996 and September 30, 1995. The Company's Common Stock is listed on the American Stock Exchange and is quoted under the symbol GA. The following table sets forth the range of high and low prices for the Common Stock of the Company for the fiscal quarter indicated, as reported by the American Stock Exchange.

                                                              Sale Prices
                                                              -----------
                                                         High             Low
                                                         ----             ---
Fiscal Year Ended September 30, 1996
         Fourth Quarter                                $ 3  1/16       $ 1 15/16
         Third Quarter                                 $ 3 11/16       $ 2 11/16
         Second Quarter                                $ 2   1/2       $ 1  1/16
         First Quarter                                 $   15/16       $    9/16

Fiscal Year Ended September 30, 1995
         Fourth Quarter                                $   15/16       $     1/2
         Third Quarter                                 $   11/16       $    7/16
         Second Quarter                                $   13/16       $    7/16
         First Quarter                                 $     7/8       $    7/16

The approximate number of holders of record of Common Stock of the Company as of December 20, 1996 was 910.

The Company has never paid a dividend on its Common Stock. The Board of Directors reviews the financial condition of the Company periodically and evaluates whether to declare dividends. Given the Company's present financial condition and net operating losses in recent years, the Company does not expect to pay any dividends in the foreseeable future. The Company's current line of credit requires the Company to receive bank approval prior to paying any dividends.

The Company's Common Stock is listed on the American Stock Exchange (the "Exchange"). The delisting of the Company's Common Stock on the Exchange could have a material adverse effect on the market for, and the market price of, the Company's Common Stock, and a material adverse effect on the ability of the Company to raise capital. In determining whether a security warrants continued listing on the Exchange, the Exchange does not rely on any precise mathematical formulas. Rather, it considers many factors, including the degree of investor interest in the issuer of the security, the issuer's prospects for growth, and whether the security has suitable characteristics for auction market trading. The Rules of the Exchange state, however, that the Exchange will normally consider delisting a security if any one of a number of events shall occur, including the following: (i) the issuer has stockholders' equity of less than $4,000,000 and has sustained losses from continuing operations in three of its four most recent fiscal years, or (ii) the security has traded for a substantial period of time at a low price per share. The Company has sustained losses before extraordinary items in one of its last two and two of its last four fiscal years, and the Company's stockholders' equity as of September 30, 1996, its most recent fiscal year-end, was $2,778,000. Moreover, the Company's common stock has traded at less than $1.00 per share during a substantial portion of the preceding two years. In 1995, the Company received notice that the Exchange was reviewing the continued listing of the Company's Common Stock. However, following discussions between the Company's management and Exchange officials in November 1995, the Exchange informed the Company that the Exchange would defer any delisting action pending a review of the Company's performance over the ensuing two or three fiscal quarters. Since those discussions, the revenues, results of operations and financial condition of the Company have improved substantially, and the price of the Company's Common Stock on the Exchange has increased significantly. Accordingly, the Company does not believe that action will be taken by the Exchange to delist the Company's Common Stock. The Company's management continues to be in frequent contact with Exchange officials concerning these issues.

ITEM 6.     SELECTED FINANCIAL DATA


                                                            Year Ended
                                                            September 30(3)
                                             ---------------------------------------
                                1996          1995(6)         1994(5)        1993(4)        1992(1)(2)
                              --------       --------        --------       --------        ----------
                                               (In thousands, except per share data)
Sales, net                    $ 25,460       $ 14,269        $ 34,614       $ 42,878        $ 45,205
                              --------       --------        --------       --------        --------
Income (loss) from
 operations                      2,247         (1,666)          1,300           (351)             42
                              --------       --------        --------       --------        --------
Income (loss) before
 extraordinary items             1,418         (2,065)            427         (1,477)           (964)
Extraordinary items                  0              0               0            900           1,108
                              --------       --------        --------       --------        --------
Net Income (loss)             $  1,418       $ (2,065)       $    427       $   (577)       $    144
                                             ========        ========       ========        ========
Earnings per share:
Income (loss) before
 extraordinary items               .18           (.26)            .04           (.13)           (.08)
Extraordinary items                  0              0                            .08             .09
                              --------       --------        --------       --------        --------
Net income (loss)             $    .18       $   (.26)       $    .04       $   (.05)       $    .01
                              ========       ========        ========       ========        ========
Working capital               $  1,210       $   (638)       $  2,725       $  1,457        $  3,450
Total assets                    10,271         10,484          18,041         22,456          23,618
Total debt                       1,835          2,424           4,247          5,397           5,490
Shareholders' equity(5)       $  2,778       $    771        $  3,246       $  2,264        $  3,442

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

(3) No dividends have been paid on the Company's Common stock during any of the periods presented. See Item 5 (above) for discussion of dividend restrictions.

(4) On October 29, 1993, with retroactive effect to September 30, 1993, the Company divested its European operations. See Note 8 to the Financial Statements.

(5) On November 10, 1994, with retroactive effect to October 1, 1994, the Company divested its Pacific Basin operations. See Notes 7 and 8 to the Financial Statements.

(6) On May 22, 1995, the Company acquired a similar product and services business segment in the Pick market from SunRiver Data Systems.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company reported net income for the year ended September 30, 1996 in the amount of $1,418,000, compared with a net loss of $2,065,000 and a net income of $427,000 for the years ended September 30, 1995 and 1994, respectively. The fiscal 1996 profit is attributed to the Company's divestiture of two of its three vertical software products which accounted for approximately 65% of the Company's losses in fiscal 1995, and the introduction and market acceptance of the Company's Power95 product line, which was released at the end of the last fiscal year.

Sales                                                 NET SALES
                                                   (In thousands)
                                                     Year Ended
                                                     September 30
                                                     ------------
                                        1996             1995             1994
                                       -------          -------          -------
Product Revenues:
 Domestic                              $ 9,715          $ 7,020          $ 6,301
 SGA                                                                      14,983
                                       -------          -------          -------
                                         9,715            7,020           21,284
                                       -------          -------          -------
Service Revenues:
 Domestic                               15,745            7,249            7,121
 SGA                                                                       6,209
                                       -------          -------          -------
                                        15,745            7,249           13,330
                                       -------          -------          -------
Total Sales                            $25,460          $14,269          $34,614
                                       =======          =======          =======

The three-year table above shows a dramatic increase in U.S. revenues for both products and service as compared to the two previous years. These increases are a direct result of the acquisition of the Pick business from SunRiver and market acceptance of new products introduced late in fiscal year 1995.

1996 vs. 1995

Total revenues increased $11,191,000 or 78.4% in 1996 over 1995 primarily due to a full year of combined sales resulting from GA's participation in GAL with SunRiver (described in "Acquisitions and Divestitures" above) and a full year of sales of new products introduced late in fiscal year 1995. Product sales increased 38.4% or $2,695,000, while service revenues increased 117.2% or $8,496,000.

1995 vs. 1994

Excluding revenue contributions by SGA in 1994, total sales increased $847,000 or 6.3% in 1995 over 1994. Product sales in the U.S. increased 11.4% or $719,000, primarily through GA's participation in GAL with SunRiver (described in "Acquisitions and Divestitures" above) and the introduction of new products late in the year. The revenue increases shown above were accomplished without price increases; the intense nature of the competition prevents aggressive upward pricing policies. The Company believes that the introduction of new products will generate new sales but is unlikely to allow for enhanced margins.

Domestic service revenues increased $128,000 due to GA's participation in GAL with SunRiver, offset by the termination of GA contracts on older systems. Termination of contracts is a normal part of the business. As computers grow older, they're no longer covered under contracts. Increased competition has also caused some sales attrition. The addition of service contracts attributable to GA's participation in GAL with SunRiver generated revenues of $553,000 during the last four months of the year.

GROSS MARGIN
                                                      GROSS MARGIN
                                                     (In thousands)
                                                       Year Ended
                                                      September 30
                           --------------------------------------------------------------------
                            1996                      1995                     1994
                           -------                  -------                  -------
                                        % of                      % of                    % of
                           Amount       Sales       Amount        Sales      Amount       Sales
                           -------      -----       -------       -----      -------      -----
Products:
 Domestic                  $ 1,828       18.8       $   518        7.4       $ 1,954       31.0
 SGA                                                                           7,567       50.5
                           -------                  -------                  -------
                             1,828       18.8           518        7.4         9,521       44.7
                           -------                  -------                  -------
Service and Support:
 Domestic                    6,199       39.4         2,285       31.5         1,773       24.9
 SGA                                                                           1,751       28.2
                           -------                  -------                  -------
                             6,199       39.4         2,285       31.5         3,524       26.4
                           -------                  -------                  -------
Total Gross Margin         $ 8,027       31.5       $ 2,803       19.6       $13,045       37.7
                           =======                  =======                  =======

GROSS MARGIN

1996 vs. 1995

The Company's overall gross profit margin percentage increased 11.9% from 19.6% in fiscal 1995 to 31.5% in fiscal 1996. Gross margin percentages for products increased 11.4%, while service and support margins increased from 31.5% to 39.4%. The increase in product margin was due to increased sales volume in relation to relatively fixed direct labor and overhead costs and the divestiture of two of the three vertical product lines which had resulted in negative gross margin in the prior year (see "Acquisitions and Divestitures" above). The increase in service and support margin is due to increased revenues in excess of increased overhead and third party maintenance costs.

1995 vs. 1994

Excluding SGA, the Company's overall gross profit margin decreased from 27.8% in fiscal 1994 to 19.6% in fiscal 1995. Gross margin percentages for domestic products decreased from 31% to 7.4% , while domestic service and support margins increased 6.6% from prior year levels. The decrease in product margin was due to vertical product losses and lower margins on non-GA manufactured computer systems such as Groupe Bull and AT&T GIS. The increase in service and support margin was due to GA's participation in GAL with SunRiver.

GA sells its hardware products through a nationwide dealer network, and dealers sell to the end-users, pricing their products as the competition will allow. Company pricing strategies in the past have been aimed at stimulating dealer orders through pricing concessions; general price decreases or increases are not the normal technique used by the Company. The dealers generally are selling a system, complete with application software, in a "bundled" proposal, as a turn-key sale. The direct competitive pressures facing the dealers are closely tied to the cost/benefit relationship of their proposal versus those of other firms.

NET PROFIT/(LOSS)

                                NET INCOME/(LOSS)
                                 (In thousands)

                                         1996            1995             1994
                                       -------         -------          -------
Domestic                               $ 1,418         $(2,065)         $  (318)
SGA                                                                         745
                                       -------         -------          -------
Total Net Income/(LOSS)                $ 1,418         $(2,065)         $   427
                                       =======         =======          =======

1996 vs 1995

Net income was $1,418,000 for 1996 compared to a net loss of $2,065,000 for 1995. The improvement in net income of $3,483,000 for 1996 over 1995 is the result of a full year of operations from the participation in GAL with SunRiver, the divestiture of two vertical product lines, and increased income from the introduction of the Company's Power95 line released at the end of fiscal 1995.

1995 vs 1994

Excluding SGA, the net losses are ($2,065,000) and ($318,000) for 1995 and 1994, respectively. The 1994 loss is net of $900,000 of income resulting from a decrease in estimated tax liabilities. The fiscal year 1995 loss includes costs associated with the formation of GAL with SunRiver significant investments in the vertical products and the later than planned entry of new products in the marketplace.

EXPENSES

                                                           EXPENSES
                                                        (In thousands)
                                                          Year Ended
                                                         September 30
                         -----------------------------------------------------------------------------
                                 1996                        1995                        1994
                         --------------------        --------------------        ---------------------
                                       % of                        % of                        % of
                         Amount        Sales         Amount        Sales         Amount        Sales
Research and
  Development:
  Domestic               $ 1,156           4.5       $   584           4.1       $   575           1.7
  SGA                                                                              1,178           3.4
                         -------       -------       -------       -------       -------       -------
                           1,156           4.5           584           4.1         1,753           5.1
                         -------       -------       -------       -------       -------       -------
Selling and
  Administrative:
  Domestic                 4,366          17.1         3,704          25.9         3,700          10.7
  SGA                                                                              5,907          17.1
                         -------       -------       -------       -------       -------       -------
                           4,366          17.1         3,704          25.9         9,607          27.8
                         -------       -------       -------       -------       -------       -------
Other:
  Domestic                   258           1.0           181           2.3           300           0.9
  SGA                                                                                 85           0.2
                             258           1.0           181           1.3           385           1.1
                         -------       -------       -------       -------       -------       -------
Interest:
  GA                         214            .8           399           2.8           376           1.1
  SGA                                                                                232           0.7
                             214            .8           399           2.8           608           1.8
                         -------       -------       -------       -------       -------       -------
Total                    $ 5,994          23.5       $ 4,868          34.1       $12,353          35.8
                         =======       =======       =======       =======       =======       =======

Research and development expenses increased $572,000 from 1995 to 1996 as a result of activities related to GAL . It is the belief of management that expenditures will increase with the acquisition of SES and Liberty (See Note 12 to the Financial Statements).

Selling and administrative expense increased $662,000 from 1995 to 1996 due to GA's participation in GAL with SunRiver. Selling and administrative expense increased $4,000 from 1994 to 1995, excluding SGA. The sale of SGA to Sanderson Technology, Ltd. eliminated the SGA expense, which was $5,907,000 in 1994. (See
Note 8 to the accompanying Financial Statements).

Other expenses increased $77,000 from 1995 to 1996 due to the foreign taxes owed resulting from an audit of Eurosystems. Other expense increased $119,000 from 1994 to 1995 due to the elimination of goodwill amortization caused by the sale of SGA.

Interest expense decreased $160,000 from 1995 to 1996 due to lower levels of borrowing during the year. Interest expense increased $23,000 from 1994 to 1995, excluding SGA, due to higher levels decreases to the debt balance.

LIQUIDITY AND CAPITAL RESOURCES

The Company is operating on improved cash resources. During the Company's fiscal 1996, the Company's cash receipts exceeded the total expenditures. The Company has seen improvement in its cash position due to the positive cash flow generated by GA's participation in GAL with SunRiver and expects the trend to continue, augmented by sales of non GA manufactured products. These two factors, together with the bank line of credit described below, are expected to provide GA with the needed working capital to support future operations. No plans have been made to seek new equity funds.

Net cash provided during fiscal 1996 by operating activities was $220,000. The major items generating cash were a $615,000 increase in accrued income tax, a $1,993,000 decrease in accounts receivable and a $438,000 increase in other accrued expenses. The major items consuming cash were a $1,253,000 increase in inventories, a $583,000 increase in prepaid expenses, and a $2,692,000 reduction in deferred revenue. The remainder was provided by ongoing operations.

Net cash of $201,000 was used for investing activities in fiscal 1996 for capitalized software development costs and additions to property, plant and equipment, offset by $55,000 provided by the disposal of assets.

Financing activities consumed $1,000 from debt repayments of $857,000, offset by new notes payable of $267,000 and $589,000 in proceeds from the issuance of common stock.

As of September 30, 1996, the Company had an agreement with a U.S. lender for a revolving line of credit, not to exceed $800,000, which was collateralized by domestic accounts receivable. The agreement was renewable at six month intervals. The interest rate was prime plus 6%, payable monthly, with a minimum of 14%. In addition, there were monthly collateral management fees charged for maintaining the open line of credit. Because the amount of borrowing was dependent upon accounts receivable levels, varying levels of domestic activity could have precluded full utilization of the facility. At September 30, 1996, the balance of the loan was $528,000. The line of credit contained various covenants and restrictions; at September 30, 1996 the Company was in compliance with all covenants. On November 4, 1996, this Agreement was terminated by mutual consent and all funds owed were paid by borrowing from a new agreement described below.

Effective October 30, 1996, the Company entered into an agreement with Imperial Bank for a revolving line of credit, not to exceed $1,500,000, collaterized by domestic accounts receivable. The agreement is renewable annually and has an interest rate of prime plus 2%, payable monthly, with a minimum of $250 per month. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will provide adequate capital for current needs and future expansion.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page 27 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information with respect to the directors and executive officers of the Company, see the information appearing on pages 4, 5 and 6 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 1997 under the caption "Election of Directors" and on page 18 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 1997 under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information with respect to the compensation of certain executive officers of the Company, see the information appearing on pages 13 and 14 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 1997 under the caption "Executive Compensation", which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information with respect to the security ownership of certain beneficial owners and management of the Company, see the information appearing on pages 12 and 13 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 1997 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information with respect to certain relationships and related transactions, see the information appearing on page 18 of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held January 30, 1997 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

         FORM 8-K

(a).     Financial Statements

         See Index to Consolidated Financial Statements and Schedules on Page 27 of this report.

(b) No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year covered by this report on Form 10-K.

(c).     Exhibits

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K(Continued)

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

         10(m) Agreement by and between General Automation, Inc. and Future Services, Ltd.

         10(n) Operating Agreement by and between General Automation, Inc. and SunRiver Data Systems dated May 22, 1995.

         10(o) Asset Purchase Agreement dated as of October 3, 1996 between the Company and Sequoia Systems, Inc. (14)

         10(p) Stock Purchase Warrant dated October 11, 1996 issued by the Company to Seqouia Systems, Inc. (14)

         10(q) Registration Rights Agreement dated October 11, 1996 between the Company and Sequoia Systems, Inc. (14)

         10(r) Loan Agreement dated October 30, 1996 between the Company and Imperial Bank.

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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K   (Continued)

(4) Filed as Exhibit B to the Company's Proxy Statement to Shareholders dated October 14, 1987, and by this reference incorporated herein.

(5) Filed as Exhibits to the Company's Current Report on Form 8-K dated as of January 6, 1989, and by this reference incorporated herein.

(6) Filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(7) Filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(8) Filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(9) Filed as Exhibit 3(b) to the Company's Form 10-K dated as of June 30, 1989, and by this reference incorporated herein.

(10) Filed as Exhibits to the Company's Form S-8 as filed on October 4, 1991, and by this reference incorporated herein.

(11) Filed as Exhibit to the Company's Form 8-K dated as of November 12, 1993, and by this reference incorporated herein.

(12) Filed as Exhibit to the Company's Form 8-K dated as of November 23, 1994, and by this reference incorporated herein.

(13) Filed as an Exhibit to the Company's Report on 8-K filed on October 15, 1996, and by this reference incorporated herein.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Pages

Report of Independent Accountants                                        28

Financial Statements:

 Consolidated Balance Sheet - September 30, 1996                         29 - 30
   and 1995

 Consolidated Statement of Operations for the Three Years                31
  Ended September 30, 1996.

 Consolidated Statement of Shareholders' Equity                          32
  for the Three Years Ended September 30, 1996.

 Consolidated Statement of Cash Flows for the Three Years                33 - 34
  Ended September 30, 1996.

Notes to Consolidated Financial Statements.                              35 - 50

                        REPORT OF INDEPENDENT ACCOUNTANTS


To The Shareholders and Board of Directors of General Automation, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity, present fairly, in all material respects, the financial position of General Automation, Inc. and its subsidiaries at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Costa Mesa, California
December 9, 1996

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                              September 30
                                                              ------------
                                                         1996              1995
                                                        -------          -------
Assets
Current Assets:
  Cash                                                  $   119          $   101
  Accounts receivable, net (Note 2)                       3,686            5,679
  Inventories (Note 2)                                    2,979            1,726
  Prepaid expenses                                          768              185
                                                        -------          -------
          Total current assets                            7,552            7,691
                                                        -------          -------
Long-term receivable                                        570              570
Property, plant and equipment, net of
  accumulated depreciation and
    amortization (Note 2)                                 1,392            1,354
Other assets (Note 2)                                       757              869
                                                        -------          -------
                                                        $10,271          $10,484
                                                        =======          =======

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                            September 30
                                                     --------------------------
                                                       1996              1995
                                                     --------          --------
Liabilities and Shareholders' Equity
Current Liabilities:
  Accounts payable                                   $  2,967          $  2,959
  Advances from customers (Note 1)                        709             3,401
  Accrued income taxes (Note 6)                           615
  Other accrued expenses (Note 2)                       1,288               850
  Notes payable and current
   portion of long-term
   debt (Note 3)                                          763             1,119
                                                     --------          --------
 Total current liabilities                              6,342             8,329
Long-term debt, excluding
  current portion (Note 3)                              1,072             1,305
Deferred credit                                            79                79
Shareholders' Equity
 Common stock par value $.10 per share;
  Authorized 30,000,000 shares; issued
   and outstanding 8,176,376 at
  September 30,1996 and 7,391,776 at
   September 30, 1995                                     818               739
 Additional paid in capital                            43,043            42,533
 Accumulated deficit                                  (41,083)          (42,501)
                                                     --------          --------
 Total shareholders' equity                             2,778               771
                                                     --------          --------
                                                     $ 10,271          $ 10,484
                                                     ========          ========

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                        Twelve Months
                                                            Ended
                                                         September 30
                                           ----------------------------------------
                                             1996            1995            1994
                                           --------        --------        --------
Revenues:
          Product                          $  9,715        $  7,020        $ 21,284
          Service                            15,745           7,249          13,330
                                           --------        --------        --------
                   Total                     25,460          14,269          34,614
                                           --------        --------        --------
Costs and expenses:
  Cost of sales  Product                      7,887           6,502          11,763
                 Service                      9,546           4,964           9,806
  Selling and
       administrative                         4,366           3,704           9,607
  Research and development                    1,156             584           1,753
  Other, net                                    258             181            (385)
                                           --------        --------        --------
                                             23,213          15,935          33,314
                                           --------        --------        --------
 Income (loss) from
        operations                            2,247          (1,666)          1,300
Interest income                                  60              35              41
Interest expense                               (274)           (434)           (649)
                                           --------        --------        --------
 Income (loss) before
   income taxes and minority
   interest                                   2,033          (2,065)            692
Provision for (benefit from)
 income taxes                                   615                            (454)
Minority interest in income
 of SGA                                                                         719
                                           --------        --------        --------
  Net income(loss)                         $  1,418        $ (2,065)       $    427
                                           ========        ========        ========
  Net income (loss) per common share       $    .18        $   (.26)       $    .04
                                           ========        ========        ========

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                                                          Additional
                                             Common Stock                   Paid-in         Accumulated        Translation
                                       Shares            Amount             Capital           Deficit          Adjustment
                                     ----------        -----------        -----------       -----------        -----------
Balance at September 30, 1993        11,366,776        $     1,137        $    42,420       $   (40,884)       $      (409)
Net income                                                                                          427
Translation adjustments                                                                                                 555
                                     ----------        -----------        -----------       -----------        -----------
Balance at September 30, 1994        11,366,776              1,137             42,420           (40,457)               146
Net loss                                                                                         (2,065)
Retired from Sale of SGA             (4,100,000)              (410)               113                21               (146)
Issued for legal settlement             125,000                 12
                                     ----------        -----------        -----------       -----------        -----------
Balance at September 30, 1995         7,391,776                739             42,533           (42,501)       $         0
                                                                                                               ===========
Net income                                                                                        1,418
Stock Options exercised                 784,600                 79                510
                                     ----------        -----------        -----------       -----------
Balance at September 30, 1996         8,176,376                818        $    43,043       $   (41,083)
                                     ==========        ===========        ===========       ===========

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                            Twelve
                                                          Months Ended
                                                          September 30
                                              -------------------------------------
                                               1996           1995           1994
                                              -------        -------        -------
Cash flows provided by (used for)
 operating activities:
Net income (loss)                             $ 1,418        $(2,065)       $   427
Adjustments to reconcile net
 income (loss) to net
 cash provided by (used for)
 operations:
Gain from disposal of assets                      (55)
Minority interest in income of SGA                                              719
Depreciation and amortization                     364            355          1,328
Changes in balance sheet items, net of
   dispositions
 Accounts receivable                            1,993         (3,846)        (1,461)
 Inventories                                   (1,253)           563            233
 Prepaid expenses                                (583)           (11)            11
 Other assets                                     (33)            79            155
 Accounts payable                                   8          1,662            978
 Advances from customers                       (2,692)         3,160           (371)
 Accrued income taxes                             615                          (512)
 Other accrued expenses                           438           (240)          (534)
                                              -------        -------        -------
Net cash provided by (used for)
 operating activities                             220           (343)           973
                                              -------        -------        -------

The accompanying notes are an integral part of these financial statements.

                            GENERAL AUTOMATION, INC.
                                and Subsidiaries
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                             (Dollars in thousands)

                                                            Twelve
                                                          Months Ended
                                                          September 30
                                             -------------------------------------
                                              1996           1995            1994
                                             -------        -------        -------
Cash flows used for
 investing activities:
Purchases of property, plant and
  equipment                                     (101)        (1,328)          (431)
Proceeds from disposal of assets                  55
Capitalized software costs                      (168)          (178)          (410)
Investment in subsidiary                          13             21
                                             -------        -------        -------
Net cash used for
  investing activities                          (201)        (1,527)          (841)
                                             -------        -------        -------
Cash flows provided by (used for)
 financing activities:
Proceeds from issuance of common stock           589
Proceeds from issuance of notes
 payable                                         267          1,357            940
Principal payments on notes
 payable                                        (857)        (1,407)        (2,000)
Principal payments on accrued
 taxes                                                                        (133)
Proceeds from sale of SGA Pacific                             1,791
                                             -------        -------        -------
Net cash (used for) provided by
  financing activities                            (1)         1,741         (1,193)
                                             -------        -------        -------
Effect of exchange rates
  on cash                                                                      125
                                             -------        -------        -------
Increase (decrease) in cash                       18           (129)          (936)
Cash at beginning of period                      101            230          1,166
                                             -------        -------        -------
Cash at end of period                        $   119        $   101            230
                                             =======        =======        =======
Cash paid during the period for:
          Interest                           $   274        $   452        $ 1,042
                                             =======        =======        =======
          Income taxes                       $              $              $   133
                                             =======        =======        =======

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

Revenue Recognition

Revenues for sales of products are recognized as shipped. Revenue is not recognized on product sales if significant obligations remain or collectibility is in doubt. Revenues for maintenance service contracts are recognized on a monthly basis ratably over the period of the contracts. Cash payments received and billings in advance of revenue recognition are deferred (Advances from customers) and recognized as earned. Vertical installations (The Service Advantage) revenues are recognized on the percentage of completion method.

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

The estimated useful life of customer service spare parts is adjusted to reflect actual usage.

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

Equity Investments

The Company accounted for its minority interest in SGA using the equity method, under which the Company recognized its pro-rata share of net income as reported by SGA, after adjusting for the effects of intercompany transactions.

Foreign Currency Translation

The assets and liabilities for the Company's international subsidiaries which were sold in 1995 were translated into US Dollars using current exchange rates. Income statement items are generally translated at average exchange rates prevailing during the period. The resulting translation adjustments are recorded in the currency translation adjustments account in shareholders' equity. Foreign currency transaction gains and losses are included in net income.

Income Taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of deferred tax assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates.

Earnings Per Common Share

Earnings or loss per share are based on the weighted average number of shares outstanding without inclusion of common stock equivalents if such inclusion would be antidilutive.

Weighted average shares used in the earnings or loss per share calculations for the years ended September 30, 1996, 1995 and 1994 are 7,677,627, 8,036,572, and
11,366,776, respectively.

Fair Value of Financial Instruments

The Company values financial instruments as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Values of Financial Instruments" (SFAS 107). The carrying amounts of cash accounts receivable, accounts payable, accrued liabilities and debt approximate fair value. It was not practicable to estimate the fair value of the long-term receivable since the timing and amounts of the principal payments are not on fixed terms . Refer to
Note 8 for further discussion regarding this note receivable.

New Accounting Standards

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Use of Estimates in Preparation of Financial Statements

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") was issued. SFAS No. 121 establishes new guidelines in accounting for the impairment of long-lived assets, including identifiable intangibles. When circumstances indicate that the carrying amount of an asset may not be recoverable as demonstrated by estimated cash inflows, an impairment loss shall be recorded based on fair value. Management believes SFAS No. 121 will have no material effect on the financial statements of the Company upon adoption in fiscal 1997.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," which becomes effective for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company intends to continue to follow the accounting pursuant to APB No. 25 and, as a result, adoption of SFAS 123 in fiscal 1997 will have no effect on the Company's financial statements.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

2.       Composition of Certain Balance Sheet Accounts:

Accounts receivable consist of:

                                                           September 30
                                                    ---------------------------
                                                     1996                 1995
                                                    -------             -------
Trade receivables                                   $ 4,161             $ 6,007
Due from related parties                                 86                 116
                                                    -------             -------
                                                      4,247               6,123
Less allowance for
   doubtful accounts                                   (561)               (444)
                                                    -------             -------
                                                    $ 3,686             $ 5,679
                                                    =======             =======

Inventories are summarized as follows:

                                                             September 30
                                                       -------------------------
                                                        1996               1995
                                                       ------             ------
Materials, subassemblies
 and spare parts                                       $2,855             $1,498
Work in process                                           115                157
Finished goods                                              9                 71
                                                       ------             ------
                                                       $2,979             $1,726
                                                       ======             ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

2.       Composition of Certain Balance Sheet Accounts:

The major classes of property, plant and equipment are as follows:

                                                           September 30
                                                   ----------------------------
                                                    1996                 1995
                                                   -------              -------
Land and building                                  $ 1,276              $ 1,256
Machinery and equipment                              2,133              $ 2,064
Furniture and fixtures                                 213                  200
Leasehold improvements                                  50                   50
                                                   -------              -------
                                                     3,672                3,570
Less accumulated
 depreciation and
 amortization                                       (2,280)              (2,216)
                                                   -------              -------
                                                   $ 1,392              $ 1,354
                                                   =======              =======

Depreciation and amortization expense for the years ended September 30, 1996, 1995 and 1994 amounted to $64, $60 and $528, respectively.

Other assets comprise:

                                                           September 30
                                                   ----------------------------
                                                    1996                 1995
                                                   -------              -------
Computer software costs                            $ 1,780              $ 1,612
Other                                                   87                   67
                                                   -------              -------
                                                     1,827                1,679
Less accumulated
 amortization                                       (1,110)                (810)
                                                   -------              -------
                                                   $   757              $   869
                                                   =======              =======

During the years ended September 30, 1996, 1995 and 1994 the Company capitalized $168, $178 and $410 of software development costs, respectively, and $310, $295 and $678 of such costs were amortized to cost of sales, respectively.

Other accrued expenses consist of the following:

                                         September 30
                                      -----------------
                                       1996        1995
                                      ------       ----
Accrued payroll                          499       $429
Accrued taxes other than income           69         95
Other                                    720        326
                                      ------       ----
                                      $1,288       $850
                                      ======       ====

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

3.       Notes Payable and Long-Term Debt:

Notes payable and long-term debt consist of the following:

                                                                September 30
                                                            --------------------
                                                             1996          1995
                                                            ------        ------
Unsecured note payable
   bearing interest at 15%,
  monthly payments of $31,192 beginning
  August, 1995; due January, 1997                           $  121           450
Note payable, bearing interest at 13%;
  monthly payments of $6,800;
  due on August 15, 1998                                       137           195
Notes payable to States relating to taxes;
  bearing interest between 12% and 15%;
  monthly payments of $7,547 through March 1999                 59           241
Mortgage payable to National Bank of
  Southern California, bearing interest at
   prime + 1%, monthly payments of $8,445                      990           995
Line of credit:
  Continental Business Credit, bearing
  interest at prime plus 6%, renewable
  every six months                                             528           543
                                                             -----         -----
                                                             1,835         2,424
 Less amounts due in one year                                  763         1,119
                                                            ------        ------
                                                            $1,072        $1,305
                                                            ======        ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)


3.       Notes Payable and Long-Term Debt, Continued:

Payment requirements on principal balances at September 30, 1996 are approximately as follows for the twelve month periods ending September 30, 1997:
$763, 1998 - $92, 1999 - $14, 2000 - $10 2001 - $9 and $947 thereafter.

In March 1991, an agreement was reached with a domestic lender for a line of credit collateralized by all current domestic trade accounts receivable. The maximum borrowing limit is $800 with interest at prime plus 6% with a minimum rate of 14%. At September 30, 1996 the total owed on this line was $528. The agreement is renewable at six month intervals. The line includes various covenants and restrictions; at September 30, 1996 the Company was in compliance with all covenants.

Effective October 1, 1996, the Company entered into an agreement with Imperial Bank for a revolving line of credit, not to exceed $1,500,000 collateralized by domestic accounts receivable. The agreement is renewable annually and has an interest rate of prime plus 2%, payable monthly, with a minimum of $250.

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

4.       Employee Benefit Plans:

The Company has a profit sharing 401K plan covering substantially all of its domestic employees. Eligible employees may contribute 2% to 12% of their compensation up to the maximum dollar amount allowed by the IRS. The Company contributes from profits amounts equal to 50% of each employee's contribution which are limited to 3% of the employee's compensation. The Company may elect to, although it is not obligated to, make contributions in years when it has no profits. Contributions for the years ended September 30, 1996, 1995 and 1994 were $85, $78 and $65, respectively.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

5.       Stock Options

In February 1991, the shareholders of the Company adopted the 1991 Stock Option Plan and the 1991 Directors' Stock Option Plan. Employees and directors who held options under previous plans were given the right to retain those options or accept the options under the 1991 Plans, in which case their existing options would be canceled. Options under the 1991 Plans were granted at prices in excess of the market price of approximately $0.625 on the date of grant. All such option holders accepted the options offered under the 1991 Plans, and all options to acquire common stock of the Company were consolidated under the 1991 Plans. In April, 1994, the shareholders of the Company adopted an amendment to the 1991 Stock Option Plan increasing the shares of Common Stock reserved for issuance thereunder from 900,000 to 1,300,000. The shareholders, at the same time, adopted an amendment to the 1991 Directors' Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 100,000 to 200,000, and to modify certain provisions concerning non-discretionary stock option grants.

                                                     Number of       Option Price
                                                       Shares         Per Share
                                                     ---------        ----------
1991 PLANS
----------
Outstanding at September 30, 1993                      840,000        $     0.75
          Granted                                      513,000
          Exercised                                        -0-
          Terminated                                  (210,000)
                                                     ---------
Outstanding at September 30, 1994                    1,143,000        $     0.75
          Granted                                      300,000
          Exercised                                        -0-
          Terminated                                   (25,000)
                                                     ---------
Outstanding at September 30, 1995                    1,418,000        $     0.75
          Granted                                       50,000
          Exercised                                   (732,000)
          Terminated                                   (71,000)
                                                     ---------
Outstanding at September 30, 1996                      665,000        $     0.75
                                                     =========

All remaining 665,000 options granted under the 1991 Plan are exercisable at September 30, 1996. Under the amended 1991 Plan an additional 188,000 shares have been reserved for future grants. All outstanding options have been granted at $0.75 per share.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

6.       Income Taxes:

The provision (benefit) for income taxes for each of the three fiscal years in the period ended September 30, 1996 consists of the following:

                                                          Year Ended
                                                          September 30
                                                -------------------------------
                                                1996         1995         1994
                                                -----        -----        -----
          Current:
            Federal                             $ 482        $           $(900)
            State                                 133
                                                -----
            Foreign                                             --          446
                                                -----        -----        -----
                                                $ 615           --         (454)
                                                =====        =====        =====

Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:

                                                              Year Ended
                                                             September 30
                                                 -------------------------------------
                                                  1996           1995           1994
                                                 -------        -------        -------
Tax provision (benefit)
 calculated at Federal
 statutory rate                                  $   691           (702)       $   235
Benefit of operating loss
 carryforwards                                      (355)
State income taxes                                   133
Expenses not benefited                               123
Tax benefits not provided
 on losses of domestic
 and foreign operations                                            (405)           414
Foreign operations taxed
 at other than federal
 statutory rate                                                                   (205)
Reduction in estimated taxes due
 under 1989 IRS settlement                                                        (900)
Income from sale of foreign subsidiary                            1,054
Other                                                 23             53              2
                                                 -------        -------        -------
Provision (benefit)  at effective tax rate       $   615        $              $  (454)
                                                 =======        =======        =======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

6.       Income Taxes, Continued:

Federal net operating loss carryforwards in the total amount of $ 5.8 million is subject to an annual limitation of $545 due to a change in ownership in November 1994.

On May 19, 1989, the Company and the IRS executed a revised agreement (the "IRS Agreement") relating to tax deficiencies assessed for years 1974 to 1981. As of September 30, 1996, the Company has no remaining obligations under the IRS Agreement as the total obligation was fully satisfied with the filing of the 1994 Federal income tax return.

At September 30, 1994, 1993 and 1992, the revised its estimated tax liability relating to the $2.8 million fixed portion of the IRS Agreement. Based upon projected operating results, management determined that approximately $1 million each year of the estimated tax liability would be satisfied by the end of fiscal year 1994 by waiver of unused NOL carryovers and not from financial assets. Accordingly, the September 30, 1994 tax liability accounts of the Company reflect this change in accounting estimate, which has been reflected as an extraordinary item in the Consolidated Statement of Operations, $1,000 in 1992 and $900 in 1993. In 1994 the adjustment of $900 is included in the provision for income taxes.

Deferred tax assets as of September 30, 1996, relate to the following. A valuation allowance has been established to reduce deferred tax assets to amounts which are more likely than not to be realized:

                                                          Deferred Tax Assets
                                                       ------------------------
                                                        1996              1995
                                                       ------            ------
 Inventory reserve                                        102                82
 Warranty Reserve                                          27                16
 Vacation accrual                                         132               117
 Allowance for bad debts                                  191               151
 Accrued royalties                                         70                32
 NOL carryforward                                       1,975             2,379
                                                       ------            ------
          Total                                         2,497             2,777
          Valuation Allowance                          (2,497)           (2,777)
                                                       ------            ------
          Net                                               0                 0
                                                       ======            ======

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

7.       Segment Information:

The Company operates in one business segment. Operations include the design, manufacture, sales and service of computer systems and computer products. In 1996 and 1995, essentially all of the Company's operations were within the United States.

Information concerning the Company's operations by geographic area for 1994 is as follows:


                                              Twelve Months Ended September 30, 1994
                                     --------------------------------------------------------
                                     United          Pacific         Elimina-
                                     States          Basin           tions            Total
                                                          (In thousands)
 Net sales to
  customers                          $ 13,422        $ 21,192                        $ 34,614
 Inter-area sales                         575                        $   (575)
                                     --------        --------        --------        --------
 Total net sales                     $ 13,997        $ 21,192        $   (575)       $ 34,614
                                     --------        --------        --------        --------
 Segment operating
  income                             $    741        $  2,148                        $  2,889
                                     --------        --------        --------        --------
 Interest expense, net                                                                   (608)
 Corporate expenses                                                                    (1,589)
                                                                                     --------
 Income before income
  taxes and minority interests                                                       $    692
                                                                                     ========
 Identifiable assets                 $  6,655        $ 11,982        $   (596)       $ 18,041
                                     ========        ========        ========        ========
 Identifiable
  liabilities                        $  5,110        $  7,942        $  1,743        $ 14,795
                                     ========        ========        ========        ========

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

On July 1, 1990, the Company purchased an additional 21.8% interest in SGA from Sanderson Electronics, PLC, for $875. As the Company became a majority (51.1%) stockholder, SGA's operations were consolidated with the Company from July 1, 1990. On November 10, 1994, with retroactive effect from October 1, 1994, the Company sold its 51% share of SGA Pacific, Ltd. to Sanderson Technology, Ltd. In consideration, Sanderson Technology Ltd. paid the Company $1,000 in cash, $1,000 in a 24 month note, plus transferred 4,100,000 shares of the Company's common shares back to the Company, which were retired. This brought Sanderson's interest in the Company down to under 10%. A gain was not recognized for financial statement purposes due to the related party nature of the transaction. Net operating losses were utilized to offset the entire gain recognized for tax purposes in the fiscal 1995 tax return.

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

On October 29, 1993, with retroactive effect to September 30, 1993, the Company sold its 61% share of Eurosystems to the minority shareholders of Eurosystems (Krypton Group Ltd.) for $750 for a loss of $994 which was included in the 1993 consolidated statement of operations. The terms included a note receivable in the amount of $750 if paid by December 31, 1993, or $795, including $45 interest if paid before March 31, 1994. If not repaid by March 31, 1994, the note was repayable in 33 monthly installments of $30. The note was not paid by March 31, 1994 and after receiving six monthly installments, payments were suspended by Krypton. As of September 30, 1994, the Company set up a $240 reserve against the $810 balance remaining. In 1995 Krypton filed for bankruptcy.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

As of March 14, 1996, the Company received a new $600,000 note from Future Services, Ltd., a newly formed Company in Great Britain and owned by the former Krypton management, to repay the $570,000 note receivable balance currently recorded in the balance sheet. This note bears interest at 10% payable monthly, with the Company sharing 50% of the net profits of Future Services, Ltd. until the debt is repaid

10. Commitments and Contingencies:

The Company leases certain facilities and equipment under operating leases. Lease rental expense for the periods ended September 30, 1996, 1995 and 1994 were approximately $200, $305 and $1,367, respectively.

As of September 30, 1996, the minimum rental commitments required under existing noncancellable operating leases, some of which provide for future increases in minimum rentals, are as follows:

                   1997                              $      62
                   1998                                     22
                   1999                                      0
                   2000                                      0
                                                     ---------
                                                     $      84
                                                     =========

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

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

11. Other:

General Automation LLC.

Effective May 22, 1995, GA and SunRiver Data Systems ("SunRiver") formed a limited liability company ("GAL"), with the Company owning 51% and SunRiver 49%. GAL was formed to allow GA to acquire the former ADDS Pick based business owned by SunRiver. This business had been acquired by SunRiver from AT&T GIS in December 1994 along with a terminal business which complimented SunRiver's existing business and which SunRiver retained.

Under the terms of the Operating Agreement which governs the operation of GAL (the "Operating Agreement"), GAL operates and manages GAI's Pick business and SunRiver's Pick business. Under the Operating Agreement, SunRiver is entitled to receive cash distributions from GAL in an amount equal to a percentage of GAL's net revenues, which is payable whether or not GAL is profitable or generating positive cash flow. The percentage of net revenues to which SunRiver is entitled was 12% for the first year of the Operating Agreement (subject to a minimum of $2,900,000 in the first year only) and will decline annually thereafter in steps until it reaches 7% in the fifth year. However, the percentage of net revenues payable to SunRiver is subject to adjustment (upward or downward) under certain circumstances. Subsequent to the fifth year of the Operating Agreement, the percentage of net revenues to be paid to SunRiver is to be determined by negotiations between GA and SunRiver. GA is entitled to retain all cash generated by GAL, if any, after the payment to SunRiver of the net revenue percentage described above.

Under the Operating Agreement, the business and affairs of GAL are managed exclusively by GA. However, in the event that GAL fails to achieve agreed upon revenue or profit projections, SunRiver has the right to thereafter jointly mange GAL with GA. Further, upon the occurrence of certain other events, including the failure of GAL to pay to SunRiver the percentage of net revenues to which SunRiver is entitled, SunRiver has the right to thereafter replace GA as the sole manager of GAL. During the first year of the Operating Agreement, GA received a management fee of $1,031,000 in connection with its duties as manager of GAL. However, subsequent to the first year of the Operating Agreement, GA will not be entitled to any compensation for acting as manager of GAL.

In May 2,000 GA will have the right to purchase SunRiver's entire interest in GAL for a number of shares of GAL common stock equal to 9% of each class of GA's then outstanding capital stock. If GA exercises this right of purchase, it is obligated, immediately following the issuance of stock to SunRiver, to register the shares so issued under the Securities Act of 1933.

Effective August 28, 1995, the Company entered into an agreement with Sanderson Computers, Inc. ("SCI") under which SCI is responsible for the world-wide sales of the Zebra 200 Library Systems, and the Maxial hospitality systems. Further, SCI will assume the responsibilities for completing the Company's approximate $400,000 backlog of Zebra 2000 contracts. The Company will receive royalty payments from the Maxial revenues plus an exclusivity annual fee of $20,000. The Company will receive no revenues from the Zebra 2000 product line as base software was owned by SCI's parent to whom the Company had been paying royalties. SCI has used GA employees, facilities and equipment on an interim basis until they complete the staffing at its Ohio facility; for this, the Company receives fair value.

                            GENERAL AUTOMATION, INC.
                                And Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                             (Dollars in thousands)

12. Subsequent Events

Sequoia Enterprise Systems.

On October 11, 1996 (the "Closing Date"), the Company purchased from Sequoia Systems, Inc. ("SSI") substantially all of the assets and business of SSI's "Sequoia Enterprise Systems" business division ("SES"). SES manufactures, services, integrates and distributes fault-tolerant Motorola 68K computer systems operating under SSI's version of UNIX and Intel based computer systems running SSI's and Alpha Micro's versions of the "PICK" application environment and database software products, and engages in various related distribution arrangements. The Company's purchase of SES was made pursuant to an Asset Purchase Agreement dated as of October 3, 1996 between the Company and SSI (the "Purchase Agreement").

In exchange for SES, the Company has (i) agreed to pay an estimated purchase price of $10,700,000 (subject to possible adjustment based on the net book value of SES as of the Closing Date) (the "Purchase Price), (ii) assumed certain liabilities of SSI totaling approximately $3,000,000, and (iii) issued to SSI a Stock Purchase Warrant entitling SSI to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share (the "Warrant"). The Warrant will be exercisable during the three year period commencing on the first anniversary of the Closing Date.

The Purchase Price will be paid by the Company in a combination of cash and 750,000 shares of the Company's common stock (the "Payment Stock"). The cash portion of the Purchase Price will be paid in monthly installments, with the amount of each such installment being based on a percentage of the gross revenues received by the Company during the month to which the installment relates from the operation of SES and the Company's overall service and support operations; provided, however, that (i) the Company must pay not less than $490,000 of the cash portion of the Purchase Price by December 31, 1996; and
(ii) the Company must pay by the first anniversary of the Closing Date an amount (comprised of stock and cash) equal to not less than the net book value of SES as of the Closing Date.

For accounting purposes, the cost of SES is determined based on the total amount of consideration which is determinable beyond a reasonable doubt as of the acquisition date, which is estimated to be $5.3 million. As additional consideration is paid, the Company will record the current fair value of the consideration issued as an additional cost of SES.

All 750,000 shares of the Company's common stock which comprise the Payment Stock were issued to SSI on November 5, 1996. However, such shares will be valued, for purposes of applying the same toward the Purchase Price, as follows:
(i) 400,000 shares will be valued at $2.50 per share; (ii) 200,000 shares will be valued at the average of the closing per share sales prices of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding the first anniversary of the Closing Date; and (iii) the remaining 150,000 shares will be valued at the average of the closing per share sales prices of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding any date on which a valuation of such shares is made for purposes of determining the payment of the Purchase Price; provided, however, that if the Purchase Price has not been paid in full prior to the second anniversary of the Closing Date, these shares will be valued at the average of the closing per share sales prices of a share of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding the second anniversary of the Closing Date.

The Company has agreed, at its expense, to register under the Securities Act of 1933 for sale by SSI the Payment Stock and the shares issuable upon exercise of the Warrant.

SSI has agreed not to sell, make any short sale of, loan, or grant any option for the purchase of, any of the Payment Stock without the prior written consent of the Company (i) until the first anniversary of the Closing Date, with respect to any shares of the Payment Stock in excess of 400,000 shares; and (ii) until the second anniversary of the Closing Date, with respect to any shares of the Payment of Stock in excess of 600,000 shares.

The assets which have been purchased by the Company do not include the accounts receivable of SES. However, under the Purchase Agreement, SSI is obligated to pay to the Company an amount equal to 40% of SSI's collections of the accounts receivable of SES in existence on the closing date, as those collections are made, until the Company has received a total of $1,560,000; provided, however, that SSI will pay the full $1,560,000 to the Company no later than 120 days following the Closing Date.

Under the Purchase Agreement, until the earlier of (i) payment of at least 75% of the Purchase Price; or (ii) the date on which SSI no longer is the holder of at least 50% of the shares of the Payment Stock (or if the Warrant has been exercised, the aggregate of the Payment Stock and the shares issued upon exercise of the Warrant), SSI will be entitled to designate an individual for election to the Board of Directors of the Company ("SSI's Designee"); provided, however, that such individual is reasonably acceptable to the Company at the time of his initial designation. Once appointed to the Company's Board, SSI's Designee will serve until the first annual meeting of the stockholders of the Company following the Closing Date and until his successor shall be duly elected and qualified or until his earlier death, disability, removal or resignation.

So long as SSI possesses the right of designation described in the immediately preceding paragraph, the Company has agreed that (i) the Company will nominate (or shall cause to be nominated) for election at each annual meeting of the stockholders of the Company after the Closing Date, the incumbent SSI's Designees or such other individual as SSI may designate; provided, however, that such other individual is reasonably acceptable to the Company at the time of his initial designation; (ii) if SSI's Designee should die, become disabled, be removed, retire or resign during the term of his office, SSI shall be entitled to designate a successor SSI's Designee reasonably acceptable to the Company at the time of his initial designation, in which event the Company shall cause such successor SSI's Designee to be promptly elected as a member of its Board of Directors to fill the vacancy created by such death, disability, removal, retirement or resignation; and (iii) without the prior written consent of SSI (which consent will not be unreasonably withheld, delayed or conditioned), neither the Company nor its Board of Directors will: (A) recommended that SSI's Designee be removed by the stockholders of the Company; or (B) fail to recommend any incumbent SSI's Designee for reelection.

Liberty

Effective October 1, 1996, GA acquired all of the outstanding shares of Liberty Integration Software, Inc. ("Liberty"). Liberty was purchased through the issuance of 25,000 shares of the Company's common stock, and three equal payments of $20,000 (CDN) or approximately $40,000 in US dollars. Liberty is operated as a wholly owned subsidiary. Liberty offers a full suite of enterprise connectivity products and services which are focused on providing connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client/server development tools and internet WWW applications. Liberty began operations in July 1995.

                                   SIGNATURES

          Pursuant to the requirements of section 13, or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENERAL AUTOMATION, INC.



Date:     December 20, 1996             By: /s/ John R. Donnelly
                                           ------------------------
                                            John R. Donnelly
                                            Vice President, and
                                            Chief Financial & Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                            Title                 Date
---------                                            -----                 ----
   /s/ Lawrence Michels                        Chairman of the Board       December 20, 1996
------------------------------------
Lawrence Michels


   /s/ Robert D. Bagby                         Vice Chairman, Director     December 20, 1996
------------------------------------


   /s/ Leonard M. Mackenzie                    Director                    December 20, 1996
------------------------------------


   /s/ Robert M. McClure                       Director                    December 20, 1996
------------------------------------


   /s/ Paul L. Morigi                          Director                    December 20, 1996
------------------------------------


   /s/ Philip T. Noden                         Director                    December 20, 1996
------------------------------------