Form 10-Q
period 1996-12-31
GENERAL AUTOMATION INC
filed 1997-02-12
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934.

For the transition period from                  to                 .
                               ---------------      ---------------

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter).


          DELAWARE                                        95-2488811
          --------                                        ----------
(State or other jurisdiction of                   (I.R.S. employer I.D. No.)
 incorporation or organization)

17731 MITCHELL NORTH, IRVINE, CALIFORNIA                     92714
----------------------------------------                     -----
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number including area code:  (714) 250-4800
                                                    ---------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]
         No [  ]

         As of January 31, 1997 there were 8,926,376 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (DOLLARS IN THOUSANDS)

                                              DECEMBER 31       SEPTEMBER 30
                                                  1996              1996
                                               -------            -------
                                              (UNAUDITED)

ASSETS

Current Assets:
     Cash                                      $   348            $   119
     Accounts receivable, less allowances of
       $507 and $561 respectively                6,698              3,686
     Inventories                                 5,259              2,979
     Prepaid expenses                            1,517                768
                                               -------            -------

          Total current assets                  13,822              7,552

Long-term receivables                              570                570
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                    2,522              1,392
Goodwill, net of amortization                    1,324                  0
Other assets                                     1,390                757
                                               -------            -------

TOTAL ASSETS                                   $19,628            $10,271
                                               =======            =======












   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                             (DOLLARS IN THOUSANDS)

                                               DECEMBER 31       SEPTEMBER 30
                                                  1996               1996
                                               -----------       ------------
                                              (UNAUDITED)
LIABILITIES
Current liabilities:

     Accounts payable                           $  3,797         $  2,967
     Deferred revenue                                894              709
     Other accrued liabilities                     2,558            1,288
     Accrued income taxes                            706              615
     Notes payable and current
      portion of long-term debt                    1,885              763
                                                --------         --------

          Total current liabilities                9,840            6,342
                                                --------         --------


Long-term debt, excluding current portion          1,043            1,072
Deferred purchase payments                         3,929                0
Deferred credits                                      79               79
                                                --------         --------

Total Liabilities                                 14,891            7,493
                                                --------         --------

SHAREHOLDERS' EQUITY

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 8,926,376
      at December 31, 1996 and 8,176,376
      at September 30, 1996                          910           818
     Additional paid-in capital                   44,843        43,043
     Deficit                                     (40,946)      (41,083)
     Translation adjustment                          (70)            0
                                                --------      --------

TOTAL SHAREHOLDERS' EQUITY                         4,737         2,778
                                                --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 19,628      $ 10,271
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

                                                     FOR THE THREE MONTHS ENDED
                                                     ---------------------------

                                                     DECEMBER 31     DECEMBER 31
                                                         1996            1995
                                                       --------        --------
SALES - PRODUCT                                        $  2,909        $  2,272
SALES - SERVICE REVENUE                                   7,135           3,279
                                                       --------        --------
                     Total                               10,044           5,551
                                                       --------        --------

COSTS AND EXPENSES:
 Cost of sales - Product                                  2,376           2,024
 Cost of sales - Service                                  4,017           2,164
 Research and development                                   993             223
 Selling and administrative                               2,321             872
 Other, net                                                  58             (12)
                                                       --------        --------

                                                          9,765           5,271
                                                       --------        --------

OPERATING INCOME/(LOSS)                                     279             280

Interest income                                              13               1
Interest expense                                            (65)            (77)
                                                       --------        --------

     INCOME/(LOSS) BEFORE INCOME TAXES                      227             204

Provision for income taxes                                   91               0

                                                       --------        --------

NET INCOME/(LOSS)                                      $    136        $    204
                                                       ========        ========




PER SHARE-PRIMARY:

     NET INCOME/(LOSS)                                 $   0.02        $   0.03
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

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      OR THE THREE MONTHS ENDED
                                                      -------------------------
                                                        DECEMBER 31  DECEMBER 31
                                                             1996       1995
                                                           -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME/(LOSS)                                         $   136    $   204
Adjustments to reconcile net income to net cash
  (used for) provided by operations:
(Loss)gain from foreign currency translations                 (70)
Depreciation and amortization                                 460         15

Changes in assets, (increase)/decrease
and liabilities, increase/(decrease):
  Accounts receivable                                      (3,012)    (1,482)
  Inventories                                              (2,280)      (327)
  Prepaid expenses                                           (749)      (148)
  Other assets                                             (1,957)        99
  Accounts payable                                            831         48
  Deferred revenue                                            185      1,510
  Accrued expense                                           1,361        107
                                                          -------    -------
CASH FLOWS (USED FOR) PROVIDED BY OPERATING ACTIVITIES     (5,095)        26
                                                          -------    -------

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:

Purchases of property, plant and equipment                 (1,309)       (18)
NET CASH USED FOR INVESTING ACTIVITIES                     (1,309)       (18)
                                                          -------    -------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:

Proceeds from issuance of common stock                      1,875
Proceeds from issuance of notes payable                     5,719        267
Proceeds from disposal of assets
Principal payments on notes                                  (961)      (324)
                                                          -------    -------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        6,633        (57)
                                                          -------    -------

Increase in cash                                              229        (49)
Cash at beginning of period                                   119        101
                                                          -------    -------

Cash at end of period                                     $   348    $    52
                                                          =======    =======

      Cash paid during the period for:
          Interest                                        $    65    $    77
                                                          =======    =======

          Income taxes                                    $     0    $     0
                                                          =======    =======

         The accompanying notes are an integral part of these statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       FINANCIAL STATEMENTS:

         In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these financial statements be read in conjunction with the financial statements, accounting policies, and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the year.

2.       ACQUISITIONS:

         Effective October 11, 1996, the Company purchased substantially all of the assets and business of Sequoia Enterprise Systems ("SES") from Sequoia Systems, Inc. ("SSI") for an estimated purchase price of $13,400,000. The purchase price consisted of approximately $1,875,000 in Company stock, the assumption of certain liabilities, and deferred payments based on future revenues. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements from the acquisition date. The resultant estimated goodwill is being amortized over 5 years using the straight line method. SES operates as a division of the company. (Refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning this acquisition).

3.       INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                                    DECEMBER 31,   SEPTEMBER 30,
                                                        1996            1996
                                                    ------------   -------------
Materials, subassemblies and service spares             $4,431         $2,855

Work in process                                            819            115

Finished goods                                               9              9
                                                        ------         ------

Total Inventories                                       $5,259         $2,979
                                                        ======         ======


4.       EARNINGS PER COMMON SHARE:

         Primary earnings or loss per common share for the three month periods ended December 31, 1996 and 1995 is based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

         Weighted average shares outstanding are 8,894,854 for the three month period ended December 31, 1996, and 7,391,776 for the three month period ended December 31, 1995.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL DATA

         The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

SUMMARY

         The Company showed significant improvement in revenues and an increase in pre-tax income during the first quarter of FY 1997 as compared to the same period in FY 1996. This performance is a result of the acquisition of Liberty Integration Software, Inc. and the purchase of Sequoia Enterprise Systems, described below (refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning these acquisitions).

          Effective October 1, 1996, GA acquired all of the outstanding shares of Liberty Integration Software, Inc. ("Liberty"), and is operated as a wholly owned subsidiary. Liberty offers a full suite of enterprise connectivity products and services which are focused on providing connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client/server development tools and Internet WWW applications. Liberty began operations in July 1995.

         Effective October 11, 1996, the Company purchased from Sequoia Systems, Inc. ("SSI") substantially all of the assets and business of SSI's "Sequoia Enterprise Systems" business division ("SES"). SES manufactures, services, integrates and distributes fault-tolerant Motorola 68K computer systems operating under SSI's version of UNIX and Intel based computer systems running SSI's and Alpha Micro's versions of the "PICK" application environment and database software products, and engages in various related distribution arrangements. The Company is operating SES as a separate business division.

SALES

         Product sales increased $637,000 for the three month period ended December 31, 1996, as compared to the same three month period last year, primarily due to revenues generated by the newly acquired SES division.

         Service revenues increased $3,856,000 in the three month period ended December 31, 1996 compared to last year primarily due to revenues generated by the newly acquired SES division, which accounted for $3,060,000 of the total increase. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues.

GROSS MARGIN

         The overall gross margin percentage for products and service increased 12 percentage points for the three months ended December 31, 1996, as compared with the corresponding period of the previous year. Product gross margins increased 7 percentage points, due to negotiated price concessions from vendors, decreased direct labor and overhead costs, and decreased royalty costs related to the SunRiver partnership agreement. Service revenue gross margins increased 10 percentage points, due to increased revenues in excess of increased overhead costs resulting from the purchase of the SES division.

EXPENSES

         Research and development expenses, including engineering, increased $770,000 in the three month period ended December 31, 1996 compared to the same period last year. These increased expenditures are a combination of the SES division engineering costs, and new product development costs.

         Selling and Administrative expenses increased $1,449,000 in the three month period ended December 31, 1996 compared to the same period last year, due to the acquisition of Liberty, the purchase of SES, and staff increases in the sales and marketing areas in support of the Company's expected higher sales volume.

         Other expenses increased $70,000 in the three months ended December 31, 1996, compared to the same period last year. This increase results from gains on the disposal of assets recorded in the prior year.

         Domestic interest expense decreased $12,000 for the three month period ended December 31, 1996 compared with the same period in 1995 resulting from a lower effective interest rate on increased borrowing from the Company's new line of credit with Imperial Bank (See Liquidity and Capital Resources below).

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to operate on improved cash resources.

         Net cash used for operating activities for the three months ended December 31, 1996 was $5,095,000. Cash of $7,998,000 was consumed by increases in receivables, inventory, prepaid expenses, and other assets while increases in accounts payable, deferred revenue and accrued expenses generated $2,377,000.

         Net cash of $1,309,000 was consumed by investing activities attributable to the purchase of fixed assets relating to the Liberty and SES acquisitions.

         Financing activities provided net cash of $6,633,000, through the issuance of $1,875,000 in common stock and new notes issued of $5,719,000 including advances from the new line of credit totaling $1,489,000. Proceeds were used to purchase SES and retire the old line of credit. Payments of debt totaled $961,000.

         Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $1,500,000, which is collateralized by domestic accounts receivable. The agreement is renewable annually with an interest rate of prime plus 2%, payable monthly, with a minimum of $250 per month. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will not provide adequate capital for expansion and plans to raise an additional $1,000,000 through a $500,000 increase in the line of credit and the issuance of private placement notes. At December 31, 1996, the balance of the loan was $1,489,000. The Line of credit contains various covenants and restrictions. At December 31, 1996, the Company was in full compliance with all covenants and restrictions.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27 Financial Data Schedule

     (b) Reports on Form 8-K:

         None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        GENERAL AUTOMATION, INC.


DATE:   January 31, 1997                By:   /s/ John R. Donnelly
                                             ---------------------
                                                  John R. Donnelly
                                                  Vice President, Finance
                                                  Chief Financial Officer