Form 10-Q
period 1997-03-31
GENERAL AUTOMATION INC
filed 1997-05-14
CIK 40443

================================================================================
                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
================================================================================

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.
For the transition period from __________ to __________.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         As of April 30, 1997 there were 8,951,876 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                    MARCH 31     SEPTEMBER 30
                                                      1997           1996
                                                  -----------    ------------
                                                  (UNAUDITED)

ASSETS

Current Assets:

     Cash                                           $ 1,083        $   119
     Accounts receivable, less allowances of
       $472 and $561 respectively                     5,710          3,686
     Inventories                                      4,496          2,979
     Prepaid expenses                                 1,580            768
                                                    -------        -------

          Total current assets                       12,869          7,552

Long-term receivable                                    570            570
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                         2,486          1,392
Goodwill, net of amortization                         5,922              0
Other assets                                          1,389            757
                                                    -------        -------

TOTAL ASSETS                                        $23,236        $10,271
                                                    =======        =======




   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                  MARCH 31       SEPTEMBER 30
                                                    1997             1996
                                                 -----------     ------------
                                                 (UNAUDITED)
LIABILITIES

Current liabilities:

     Accounts payable                             $  3,298         $  2,967
     Deferred revenue                                1,016              709
     Other accrued liabilities                       1,364            1,288
     Accrued income taxes                              735              615
     Notes payable and current
      portion of long-term debt                      2,123              763
     Current portion of other long-term
      liabilities (see footnote #2)                  2,750
                                                  --------         --------

          Total current liabilities                 11,286            6,342
                                                  --------         --------


Long-term debt, excluding current portion            1,481            1,072
Other long-term liabilities                          5,316
Deferred credits                                        79               79
                                                  --------         --------

Total Liabilities                                   18,162            7,493
                                                  --------         --------

SHAREHOLDERS' EQUITY

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 8,951,876
      at March 31, 1997 and 8,176,376
      at September 30, 1996                            895              818
     Additional paid-in capital                     44,925           43,043
     Deficit                                       (40,812)         (41,083)
     Translation adjustment                             66                0
                                                  --------         --------

TOTAL SHAREHOLDERS' EQUITY                           5,074            2,778
                                                  --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 23,236         $ 10,271
                                                  ========         ========


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED

                                                      MARCH 31,                        MARCH 31,
                                              ------------------------         -------------------------
                                                1997             1996             1997            1996
                                              ------------------------         -------------------------

SALES - PRODUCT                               $ 2,864         $  2,329         $  5,773         $  4,601
SALES - SERVICE REVENUE                         6,888            3,958           14,023            7,237
                                              ------------------------         -------------------------
                Total                           9,752            6,287           19,796           11,838
                                              ------------------------         -------------------------

COSTS AND EXPENSES:
 Cost of sales - Product                        2,177            2,143            4,552            4,167
 Cost of sales - Service                        4,026            2,172            8,044            4,336
 Research and development                         824              271            1,817              494
 Selling and administrative                     2,452            1,101            4,773            1,973
 Other, net                                        42               28              100               16
                                              ------------------------         -------------------------

                                                9,521            5,715           19,286           10,986
                                              ------------------------         -------------------------

OPERATING INCOME                                  231              572              510              852

Interest income                                    15                7               28                8
Interest expense                                  (83)             (72)            (148)            (149)
                                              ------------------------         -------------------------

     INCOME/(LOSS) BEFORE INCOME TAXES            163              507              390              711

Provision for income taxes                         29                0              120                0

                                              ------------------------         -------------------------

NET INCOME/(LOSS)                             $   134         $    507         $    270         $    711
                                              ========================         =========================



PER SHARE-PRIMARY:

     NET INCOME/(LOSS)                        $  0.02         $   0.07         $   0.03         $   0.10
                                              ========================         =========================



   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                   --------------------------
                                                                                   MARCH 31,        MARCH 31,
                                                                                     1997             1996
                                                                                   ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                                          $   270         $   711
Adjustments to reconcile net income to net cash
  (used for) provided by operations:
Gain from disposal of assets                                                                            (55)
Depreciation and amortization                                                           878              29

Changes in assets, (increase)/decrease and liabilities, increase/(decrease):
  Accounts receivable, net of effects from acquisitions                                 450          (1,000)
  Inventories                                                                           407            (136)
  Prepaid expenses                                                                     (548)           (806)
  Other assets                                                                          191             178
  Accounts payable                                                                      (30)            251
  Deferred revenue                                                                     (709)          1,293
  Accrued expense                                                                       (26)            (79)
                                                                                    -------         -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                             883             386
                                                                                    -------         -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                             (107)            (45)
Investment in subsidiaries                                                             (112)
Acquisition of business, net of cash acquired                                        (1,547)
                                                                                    -------         -------
NET CASH (USED IN) INVESTING ACTIVITIES                                              (1,766)            (45)
                                                                                    -------         -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                                   77               1
Proceeds from issuance of notes payable                                               2,162             276
Proceeds from disposal of assets                                                                         55
Principal payments on notes                                                            (392)           (682)
                                                                                    -------         -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   1,847            (350)
                                                                                    -------         -------

Effect of rate changes on cash                                                           66
Increase (decrease) in cash                                                             964              (9)
Cash at beginning of period                                                             119             101
                                                                                    -------         -------

Cash at end of period                                                               $ 1,083         $    92
                                                                                    =======         =======

      Cash paid during the period for:
          Interest                                                                  $   148         $    77
                                                                                    =======         =======

          Income taxes                                                              $     0         $     0
                                                                                    =======         =======
Supplemental schedule of noncash investing and financing activities:

In conjunction with the acquisition of SES, noncash activities were as follows:

          Issuance of stock and warrants                                                            $ 2.375
          Liabilities assumed, including $8,856 of amounts due seller                               $10.756

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

 2.        ACQUISITIONS:

         Effective October 11, 1996, the Company purchased substantially all of the assets and business of Sequoia Enterprise Systems ("SES") from Sequoia Systems, Inc. ("SSI") for an estimated purchase price of $13,900,000. The purchase price consisted of approximately $1,875,000 in Company stock, the assumption of certain liabilities, and deferred payments based on future revenues. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements from the acquisition date. The resultant estimated goodwill is being amortized over 5 years using the straight line method. SES operates as a division of the company. (Refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning this acquisition).

         Under the terms of the purchase agreement, deferred payments are to be calculated and paid monthly based on a percentage of SES product sales plus SES and GA service revenues. On the first anniversary of the closing date, the aggregate value of net worth of SES at the acquisition date (approximately $4,889,000) less the deferred payments paid as of the anniversary date and 400,000 shares of the issued Company stock (valued at $2.50 per share) is due and payable in either cash, Company stock (valued at the anniversary date) or a combination of cash and Company stock. Approximately $2,750,000 of deferred payments expected to be paid over the next twelve months have been included in current liabilities.

         The following unaudited pro forma summary combines the consolidated results of operations of the Company and SES as if the acquisition had occurred on October 1, 1996, after giving effect to certain pro forma adjustments, including the depreciation and amortization of the assets acquired based of their fair values, the increase in common shares outstanding, and increased interest expense on financing related to the acquisition. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and SES had been a single entity during the six months ended March 31, 1997, nor is it indicative of the results of operations which may occur in the future.

                    For the six months ended March 31, 1997
                      (in thousands except per share data)
                                  (unaudited)


                        Revenues                $20,367
                        Net Income              $   647
                        Net Income Per Share    $   .07

        Pro forma summary information for the comparable period of the prior year is not presented as the required data to compute the summary information is not available.

3.       INVENTORIES ARE AS FOLLOWS:  (IN THOUSANDS)

                                                  March 31,   September 30,
                                                    1997          1996
                                                  ---------   -------------

Materials, subassemblies and service spares        $3,840        $2,855

Work in process                                       651           115

Finished goods                                          5             9
                                                   ------        ------

Total Inventories                                  $4,496        $2,979
                                                   ======        ======

4.       EARNINGS PER COMMON SHARE:

         Primary earnings per common share for the three and six month periods ended March 31, 1997 and 1996 are based on the weighted average of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

         Weighted average shares outstanding are 8,951,443 and 8,910,167 for the three and six month periods ended March 31, 1997, and 7,391,990 and 7,391,913 for the three and six month periods ended March 31, 1996.

         Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), issued in February 1997, would require the Company to report a basic earnings per share and a diluted earnings per share. Basic earnings per share would be computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period, with no assumption of conversion of dilutive common stock equivalents. Diluted earnings per share would be computed by reflecting the potential dilution that could occur if additional shares of common stock were issued upon the exercise of employee stock options or warrants.

        SFAS No. 128 also would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company in the first quarter of fiscal year 1998. Earlier adoption is not permitted and, accordingly, the Company will be required to restate the earnings per share calculation for the interim periods of 1997, and for all earnings per share data of prior years presented in summaries of earnings or selected financial data. The adoption of SFAS No. 128 is not expected to have a material impact of reported EPS for the three or six months ended March 31, 1997.

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

SUMMARY

         The Company showed improvement in revenues during the first quarter of FY 1997 as compared to the same period in FY 1996. This performance is a result of the acquisition of Liberty Integration Software, Inc. and the purchase of Sequoia Enterprise Systems, described below (refer to "Subsequent Events" in the Company's 1997 Annual Report on Form 10-K for additional information concerning these acquisitions).

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

         Effective October 11, 1996, the Company purchased substantially all of the assets and business of Sequoia Enterprise Systems ("SES") from Sequoia Systems, Inc. ("SSI") for an estimated purchase price of $13,900,000. The purchase price consisted of approximately $1,875,000 in Company stock, the assumption of certain liabilities, and deferred payments based on future revenues. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements from the acquisition date. The resultant estimated goodwill is being amortized over 5 years using the straight line method. SES operates as a division of the company. (Refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning this acquisition).

         Under the terms of the purchase agreement, deferred payments are to be calculated and paid monthly based on a percentage of SES product sales plus SES and GA service revenues. On the first anniversary of the closing date, the net worth at the acquisition date (approximately $4,889,000) less the deferred payments paid and 400,000 shares of the issued Company stock (valued at $2.50 per share) are due and payable in either cash, Company stock (valued at the anniversary date) or a combination of cash and Company stock.

SES manufactures, services, integrates and distributes fault-tolerant Motorola 68K computer systems operating under SSI's version of UNIX and Intel based computer systems running SSI's and Alpha Micro's versions of the "PICK" application environment and database software products, and engages in various related distribution arrangements.

SALES

         Product sales increased $535,000 and $1,172,000 for the three and six month periods ended March 31, 1997, as compared to the same three and six month periods last year. Product revenues generated by the newly acquired SES division were $1,295,000 and $2,711,000 respectively. Offsetting the SES division gains were planned decreases in sales of GA product.

         Service revenues increased $2,930,000 and $6,786,000 during the three and six month periods ended March 31, 1997 compared to last year primarily due to revenues generated by the newly acquired SES division. Service revenues for the SES division were $3,248,000 and $6,308,000 for the three and six month periods ended March 31, 1997. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues.

GROSS MARGIN

         The overall gross margin percentage for products and service increased 5 percentage points and 8 percentage points for the three and six month periods ended March 31, 1997, respectively, as compared with the corresponding periods of the previous year. Product gross margins increased 16 percentage points and 12 percentage points during the same three and six month periods, due to negotiated price concessions from vendors, decreased direct labor and overhead costs, and decreased royalty costs related to the SunRiver partnership agreement. Service revenue gross margins decreased 4 percentage points, and increased 3 percentage points, respectively, for the three and six month periods ended March 31, 1997, due to increases in revenues and increased overhead costs during the second quarter, resulting from the purchase of the SES division.

EXPENSES

         Research and development expenses, including engineering, increased $553,000 and $1,323,000 during the three and six month periods ended March 31, 1997, respectively, compared to the same periods last year. These increased expenditures are a combination of the SES division engineering costs, and new product development costs.

         Selling and Administrative expenses increased $1,351,000 and $2,800,000 during the three and six months period ended March 31, 1997, respectively, compared to the same periods last year, due to the acquisitions of Liberty and SES, and staff increases in the sales and marketing areas.

         Other expenses increased $14,000 and $84,000 during the three and six month periods ended March 31, 1997, respectively, compared to the same periods last year. The increase during the six month period results from gains on the disposal of assets recorded in the prior year.

         Domestic interest expense increased $11,000 and decreased $1,000 for the three and six month periods ended March 31, 1997, respectively, compared with the same periods last year. These changes are a result of a lower effective interest rate applied to increased borrowing from the Company's new line of credit with Imperial Bank, and the issuance of private placement notes.
(See Liquidity and Capital Resources below).


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash resource position remains unchanged. The acquisition of SES calls for deferred payments based on revenues (see note 2 of the financial statements). Management believes that this requirement will not materially affect liquidity because the Company has the option to satisfy the obligation by issuing company stock, the payment of cash, or a combination of cash and stock as of the first anniversary of the closing date. The Company has no capital expenditure plans that will require aggregate expenditures in excess of $100,000 over the balance of fiscal 1997.

         Net cash provided by operating activities for the six months ended March 31, 1997 was $883,000. Cash of $309,000 was generated by decreases in receivables, inventory, and other assets, offset by increases in prepaid expenses, while decreases in accounts payable, deferred revenue and accrued expenses consumed $765,000.

         Net cash of $1,766,000 was used in investing activities, attributable to the acquisitions of Liberty and SES.

         Financing activities provided net cash of $1,847,000, through the issuance of $77,000 in common stock and new notes issued of $2,162,000 which includes the net increase in borrowing from the new line of credit totaling $1,361,000 and $500,000 in new private placement notes. The private placement notes were issued through Morgan Stanley & Co. at an annual interest rate of 15 percent, amortized over 24 months with payments of $24,243 each. Proceeds from financing activities were used to purchase SES and retire the old line of credit. Payments of debt totaled $392,000.

         Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $2,000,000, which is collateralized by domestic accounts receivable. The agreement is renewable annually with an interest rate of prime plus 2%, payable monthly, with a minimum of $250 per month. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. Management believes that these funds will provide adequate capital for expansion. At March 31, 1997, the balance of the loan was $1,889,000. The line of credit contains various covenants and restrictions. At March 31,

1997, the Company was not in full compliance with all covenants and restrictions. Due to the reclassification of certain balance sheet accounts, the current ratio fell below the minimum covenant. Management has requested and expects to receive a waiver for this exception.

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



                                            GENERAL AUTOMATION, INC.


DATE:   April 30, 1997                      By:   /s/ John R. Donnelly
                                                  ---------------------------
                                                      John R. Donnelly
                                                      Vice President, Finance
                                                      Chief Financial Officer