Form 10-Q
period 1997-06-30
GENERAL AUTOMATION INC
filed 1997-08-14
CIK 40443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

================================================================================

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For Quarterly Period Ended June 30, 1997

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

     For the transition period from              to
                                     -----------     -----------

                          Commission file number 0-5260


                            GENERAL AUTOMATION, INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      95-2488811
  -------------------------------                  --------------------------
  (State or other jurisdiction of                  (I.R.S. employer I.D. No.)
   incorporation or organization)


17731 MITCHELL NORTH, IRVINE, CALIFORNIA                    92714
----------------------------------------           --------------------------
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number including area code:  (714) 250-4800
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         As of July 31, 1997 there were 8,951,876 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                     JUNE 30      SEPTEMBER 30
                                                       1997           1996
                                                     -------      ------------
ASSETS
------

Current Assets:

     Cash                                            $ 1,186         $   119
     Accounts receivable, less allowances of
       $437 and $561 respectively                      5,390           3,686
     Inventories                                       4,007           2,979
     Prepaid expenses                                    928             768
                                                     -------         -------
          Total current assets                        11,511           7,552

Long-term receivable                                     570             570
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                          2,401           1,392
Goodwill, net of amortization                          5,592               0
Other assets                                           1,665             757
                                                     -------         -------
TOTAL ASSETS                                         $21,739         $10,271
                                                     =======         =======





   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                   JUNE 30         SEPTEMBER 30
                                                     1997              1996
                                                   --------        -------------
LIABILITIES
-----------

Current liabilities:

     Accounts payable                              $  3,694          $  2,967
     Deferred revenue                                   705               709
     Other accrued liabilities                        1,469             1,288
     Accrued income taxes                               344               615
     Notes payable and current
      portion of long-term debt                       2,260               763
     Current portion of other long-term
      liabilities (see footnote #2)                   2,750
                                                   --------          --------

          Total current liabilities                  11,222             6,342
                                                   --------          --------


Long-term debt, excluding current portion             1,157             1,072
Other long-term liabilities                           4,032
Deferred credits                                          0                79
                                                   --------          --------

Total Liabilities                                    16,411             7,493
                                                   --------          --------

SHAREHOLDERS' EQUITY
--------------------

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 9,051,876
      at June 30, 1997 and 8,176,376
      at September 30, 1996                             905               818
     Additional paid-in capital                      44,990            43,043
     Deficit                                        (40,598)          (41,083)
     Translation adjustment                              31                 0
                                                   --------          --------

TOTAL SHAREHOLDERS' EQUITY                            5,328             2,778
                                                   --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 21,739          $ 10,271
                                                   ========          ========



   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                        -------------------------             -----------------------
                                                         1997              1996                 1997           1996
                                                        ------            -------             --------       --------
SALES - PRODUCT                                         $2,401             $2,978              $ 8,174        $ 7,567
SALES - SERVICE REVENUE                                  6,983              4,313               21,006         11,562
                                                        ------             ------              -------        -------
           Total                                         9,384              7,291               29,180         19,129
                                                        ------             ------              -------        -------
COSTS AND EXPENSES:
 Cost of sales - Product                                 1,446              2,574                5,892          6,595
 Cost of sales - Service                                 3,390              2,300               10,880          6,789
 Research and development                                  793                406                2,610            899
 Selling and administrative                              3,162              1,139                7,935          3,106
 Other, net                                                424                 71                1,184             87
                                                        ------             ------              -------        -------
                                                         9,215              6,490               28,501         17,476
                                                        ------             ------              -------        -------
OPERATING INCOME                                           169                801                  679          1,653

Interest income                                             14                 16                   42             24
Interest expense                                           (89)               (61)                (237)          (210)
                                                        ------             ------              -------        -------
     INCOME BEFORE INCOME TAXES                             94                756                  484          1,467

Provision for income taxes                                (120)               125                    0            125
                                                        ------             ------              -------        -------
NET INCOME                                              $  214             $  631              $   484        $ 1,342
                                                        ======             ======              =======        =======
PER SHARE-PRIMARY:

     NET INCOME                                         $  .02             $ 0.08              $  0.05        $  0.18
                                                        ======             ======              =======        =======





   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               FOR THE NINE MONTHS ENDED
                                                               -------------------------
                                                               JUNE 30,         JUNE 30,
                                                                 1997             1996
                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                     $   484          $ 1,342
Adjustments to reconcile net income to net cash
  provided by operations:
Gain from disposal of assets                                                        (55)
Depreciation and amortization                                    1,051               47

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease), net of effects
 from acquisitions:
  Accounts receivable                                             (731)           1,044
  Inventories                                                      557             (205)
  Prepaid expenses                                                 (68)            (346)
  Other assets                                                    (111)             250
  Accounts payable                                               1,298             (612)
  Deferred revenue                                                (709)          (1,556)
  Accrued expense                                                 (593)             277
                                                               -------          -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      1,178              186
                                                               -------          -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:

Purchases of property, plant and equipment                        (150)             (67)
Acquisition of businesses, net of cash acquired                 (1,661)
                                                               -------          -------
NET CASH (USED FOR) INVESTING ACTIVITIES                        (1,811)             (67)
                                                               -------          -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of common stock                              87              539
Proceeds from issuance of notes payable                          2,162              276
Proceeds from disposal of assets                                                     55
Principal payments on notes                                       (580)            (877)
                                                               -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,669               (7)
                                                               -------          -------

Effect of rate changes on cash                                      31
Increase (decrease) in cash                                      1,067              112
Cash at beginning of period                                        119              101
                                                               -------          -------

Cash at end of period                                          $ 1,186          $   213
                                                               =======          =======

      Cash paid during the period for:
          Interest                                             $   237          $   210
                                                               =======          =======

          Income taxes                                         $   271          $     0
                                                               =======          =======

Supplemental schedule of noncash investing and financing activities:

In conjunction with the acquisition of SES, noncash activities were as follows:

          Issuance of stock and warrants                                        $ 2,375
          Liabilities assumed, including $8,856 of amounts due seller           $10,756



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

2. ACQUISITIONS:

         Effective October 11, 1996, the Company purchased substantially all of the assets and business of Sequoia Enterprise Systems ("SES") from Sequoia Systems, Inc. ("SSI") for approximately $13,900,000. The purchase price consisted of approximately $1,875,000 in Company stock, the assumption of certain liabilities, and deferred payments based on future revenues. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements from the acquisition date. The resultant estimated goodwill is being amortized over 5 years using the straight line method. SES operates as a division of the Company. (Refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning this acquisition).

         Under the terms of the purchase agreement, deferred payments are to be calculated and paid monthly based on a percentage of SES product sales plus SES and GA service revenues. On the first anniversary of the closing date, the aggregate value of the net worth of SES at the acquisition date (approximately $4,889,000) less the deferred payments paid as of the anniversary date and 400,000 shares of the issued Company stock (valued at $2.50 per share) is due and payable in either cash, Company stock (valued at the anniversary date) or a combination of cash and Company stock. Approximately $2,750,000 of deferred payments expected to be paid over the next twelve months have been included in current liabilities.

         The following unaudited pro forma summary combines the consolidated results of operations of the Company and SES as if the acquisition had occurred on October 1, 1996, after giving effect to certain pro forma adjustments, including the depreciation and amortization of the assets acquired based of their fair values, the increase in common shares outstanding, and increased interest expense on financing related to the acquisition. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and SES had been a single entity during the nine months ended June 30, 1997, nor is it indicative of the results of operations which may occur in the future.

                     For the nine months ended June 30, 1997
                      (in thousands except per share data)
                                   (unaudited)

                       Revenues                    $29,870
                       Net Income                  $   210
                       Net Income Per Share        $   .02


         Pro forma summary information for the comparable period of the prior year is not presented as the required data to compute the summary information is not available.


3. INVENTORIES ARE AS FOLLOWS: (IN THOUSANDS)

                                                   June 30,     September 30,
                                                     1997           1996
                                                   --------     -------------
Materials, subassemblies and service spares         $3,493         $2,855

Work in process                                        510            115

Finished goods                                           4              9
                                                    ------         ------

Total Inventories                                   $4,007         $2,979
                                                    ======         ======


4. EARNINGS PER COMMON SHARE:

         Primary earnings per common share for the three and nine month periods ended June 30, 1997 and 1996 are based on the weighted average of shares outstanding, with the inclusion of common stock equivalents.

         Weighted average shares outstanding are 8,951,443 and 8,910,167 for the three and nine month periods ended June 30, 1997, and 7,391,990 and 7,391,913 for the three and nine month periods ended June 30, 1996.

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

         SFAS No. 128 also would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company in the first quarter of fiscal year 1998. Earlier adoption is not permitted and, accordingly, the Company will be required to restate the earnings per share calculation for the interim periods of 1997, and for all earnings per share data of prior years presented in summaries of earnings or selected financial data. The adoption of SFAS No. 128 is not expected to have a material impact of reported EPS for the three or nine months ended June 30, 1997.

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

SUMMARY
-------

          The Company showed improvement in revenues during the third quarter of FY 1997 as compared to the same period in FY 1996. This performance is a result of the purchase of Sequoia Enterprise Systems, described below (refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning these acquisitions).

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

SALES
-----

         Product sales decreased $552,000 and increased $607,000 for the three and nine month periods ended June 30, 1997, respectively, as compared to the same three and nine month periods last year. Product revenues generated by the newly acquired SES division were $1,036,000 and $3,747,000 respectively. Offsetting the SES division gains were anticipated decreases in sales of GA products.

         Service revenues increased $2,670,000 and $9,444,000 during the three and nine month periods ended June 30, 1997 compared to last year primarily due to revenues generated by the newly acquired SES division. Service revenues for the SES division were $3,427,000 and $9,735,000 for the three and nine month periods ended June 30, 1997. Service revenues on Company manufactured systems continue to deteriorate, as older contracts are being canceled at a faster rate than they can be replaced with contracts on new equipment, which generally carry one year warranties and do not generate service revenues.

GROSS MARGIN
------------

         The overall gross margin percentage for products and service increased
15.1 percentage points and 12.5 percentage points for the three and nine month periods ended June 30, 1997, respectively, as compared with the corresponding periods of the previous year. Product gross margins increased 25.8 percentage points and 15.1 percentage points during the same three and nine month periods, due to negotiated price concessions from vendors, decreased direct labor and overhead costs, and decreased royalty costs related to the SunRiver Data Systems partnership agreement. Service revenue gross margins increased 4.8 percentage points and 6.9 percentage points, respectively, for the three and nine month periods ended June 30, 1997, due to increases in revenues and decreased overhead costs during the third quarter, resulting from the purchase of the SES division.

EXPENSES
--------

         Research and development expenses, including engineering, increased $387,000 and $1,711,000 during the three and nine month periods ended June 30, 1997, respectively, compared to the same periods last year. These increased expenditures are a combination of the SES division engineering costs, and new product development costs.

         Selling and Administrative expenses increased $2,023,000 and $4,829,000 during the three and nine months period ended June 30, 1997, respectively, compared to the same periods last year, due to the acquisitions of Liberty and SES, and staff increases in the sales and marketing areas.

         Other expenses increased $353,000 and $1,097,000 during the three and nine month periods ended June 30, 1997, respectively, compared to the same periods last year due to the amortization of goodwill resulting from the acquisition of SES.

         Domestic interest expense increased $28,000 and $27,000 for the three and nine month periods ended June 30, 1997, respectively, compared with the same periods last year. These changes are a result of a lower effective interest rate applied to increased borrowing levels from the Company's new line of credit with Imperial Bank, and the issuance of private placement notes (See Liquidity and Capital Resources below).


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company is currently operating under restricted cash resources. The acquisition of SES calls for deferred payments based on revenues (see note 2 of the financial statements). Management believes that this requirement will not materially affect liquidity because the Company has the option to satisfy the obligation by issuing company stock, the payment of cash, or a combination of cash and stock as of the first anniversary of the closing date. The Company has no plans that will require aggregate capital expenditures in excess of $100,000 over the balance of fiscal 1997.

         Net cash provided by operating activities for the nine months ended June 30, 1997 was $1,178,000. Cash of $1,855,000 was generated by decreases in inventory and an increase in accounts payable, while increases in accounts receivable, prepaid expenses, and other assets, along with decreases in deferred revenue and accrued expenses consumed $2,212,000.

         Net cash of $1,811,000 was used in investing activities, attributable to the acquisitions of Liberty and SES, and for the purchase of fixed assets.

         Financing activities provided net cash of $1,669,000, through the issuance of $87,000 in common stock and new notes issued of $2,162,000 which includes the net increase in borrowing from the new line of credit totaling $1,361,000 and $500,000 in new private placement notes, offset by payments of debt totalling $580,000. The private placement notes were issued through Morgan Stanley & Co. at an annual interest rate of 15 percent, amortized over 24 months with payments of $24,243 each. Proceeds from financing activities were used to purchase SES and retire the old line of credit.

         Currently, the Company has an agreement with a U.S. lender for a revolving line of credit, not to exceed $2,000,000, which is collateralized by domestic accounts receivable. The agreement is renewable annually with an interest rate of prime plus 2%, payable monthly, with a minimum of $250 per month. Because the amount of borrowing is dependent upon accounts receivable levels, varying levels of domestic activity could preclude full utilization of the facility. At June 30, 1997, the balance of the loan was $1,889,000. The line of credit contains various covenants and restrictions. At June 30, 1997, the Company was not in full compliance with all covenants and restrictions. Due to the reclassification of certain balance sheet accounts, the current ratio fell below the minimum covenant. Management has requested and expects to receive a waiver for this exception.

         In April 1996 the Company entered into a license agreement with McDonnell Douglas Information Systems Limited ("MDIS"), under which the Company acquired rights to use and sublicense certain software owned by MDIS. The Company's agreement with MDIS requires the Company to make six annual payments to MDIS on April 26 of each year from 1997 through 2002, inclusive, of $400,000, $650,000, $700,000, $700,000, $700,000 and $700,000, respectively. The
Company did not make the payment due in April 1997, and is attempting to renegotiate its obligations under this agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            27 -- Financial Data Schedule

        (b) Reports on Form 8-K:

            None


                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GENERAL AUTOMATION, INC.

Date: July 31, 1997                       By:  /s/ JOHN R. DONNELLY
                                               -----------------------
                                               John R. Donnelly
                                               Vice President, Finance
                                               Chief Financial Officer