Form 10-Q/A
period 1997-06-30
GENERAL AUTOMATION INC
filed 1997-08-15
CIK 40443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                JUNE 30,                              JUNE 30,
                                                        -------------------------             -----------------------
                                                         1997              1996                 1997           1996
                                                        ------            -------             --------       --------
SALES - PRODUCT                                         $2,401             $2,978              $ 8,174        $ 7,567
SALES - SERVICE REVENUE                                  6,983              4,313               21,006         11,562
                                                        ------             ------              -------        -------
           Total                                         9,384              7,291               29,180         19,129
                                                        ------             ------              -------        -------
COSTS AND EXPENSES:
 Cost of sales - Product                                 1,446              2,574                5,892          6,595
 Cost of sales - Service                                 3,390              2,300               10,880          6,789
 Research and development                                  793                406                2,610            899
 Selling and administrative                              3,162              1,139                7,935          3,106
 Other, net                                                424                 71                1,184             87
                                                        ------             ------              -------        -------
                                                         9,215              6,490               28,501         17,476
                                                        ------             ------              -------        -------
OPERATING INCOME                                           169                801                  679          1,653

Interest income                                             14                 16                   42             24
Interest expense                                           (89)               (61)                (237)          (210)
                                                        ------             ------              -------        -------
     INCOME BEFORE INCOME TAXES                             94                756                  484          1,467

(Benefit) provision for income taxes                      (120)               125                    0            125
                                                        ------             ------              -------        -------
NET INCOME                                              $  214             $  631              $   484        $ 1,342
                                                        ======             ======              =======        =======
PER SHARE-PRIMARY:

     NET INCOME                                         $  .02             $ 0.08              $  0.05        $  0.18
                                                        ======             ======              =======        =======





   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                               FOR THE NINE MONTHS ENDED
                                                               -------------------------
                                                               JUNE 30,         JUNE 30,
                                                                 1997             1996
                                                               ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME                                                     $   484          $ 1,342
Adjustments to reconcile net income to net cash
  provided by operations:
Gain from disposal of assets                                                        (55)
Depreciation and amortization                                    1,051               47

Changes in assets, (increase)/decrease
 and liabilities, increase/(decrease), net of effects
 from acquisitions:
  Accounts receivable                                             (731)           1,044
  Inventories                                                      557             (205)
  Prepaid expenses                                                 (68)            (346)
  Other assets                                                    (111)             250
  Accounts payable                                               1,298             (612)
  Deferred revenue                                                (709)          (1,556)
  Accrued expense                                                 (593)             277
                                                               -------          -------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      1,178              186
                                                               -------          -------

CASH FLOWS (USED IN) INVESTING ACTIVITIES:

Purchases of property, plant and equipment                        (150)             (67)
Acquisition of businesses, net of cash acquired                 (1,661)
                                                               -------          -------
NET CASH (USED IN) INVESTING ACTIVITIES                         (1,811)             (67)
                                                               -------          -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of common stock                              87              539
Proceeds from issuance of notes payable                          2,162              276
Proceeds from disposal of assets                                                     55
Principal payments on notes                                       (580)            (877)
                                                               -------          -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,669               (7)
                                                               -------          -------

Effect of rate changes on cash                                      31
Increase in cash                                                 1,067              112
Cash at beginning of period                                        119              101
                                                               -------          -------

Cash at end of period                                          $ 1,186          $   213
                                                               =======          =======

      Cash paid during the period for:
          Interest                                             $   237          $   210
                                                               =======          =======

          Income taxes                                         $   271          $     0
                                                               =======          =======

Supplemental schedule of noncash investing and financing activities:

In conjunction with the acquisition of SES, noncash activities were as follows:

          Issuance of stock and warrants                                        $ 2,375
          Liabilities assumed, including $8,856 of amounts due seller           $10,756



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

2. ACQUISITIONS:

         Effective October 11, 1996, General Automation, Inc. (the Company or
GA) purchased substantially all of the assets and business of Sequoia Enterprise Systems ("SES") from Sequoia Systems, Inc. ("SSI") for approximately $10,700,000 (subject to possible adjustment based on the net book value of SES as of the closing date). The purchase agreement provides for an upward or downward adjustment of the purchase price, on a dollar for dollar basis, if the net book value of SES is less than $3,800,000 or more than $4,200,000. The final determination of the net book value of SES is currently being reviewed by the Company and SES in accordance with the purchase agreement. The purchase price consisted of approximately $1,875,000 in Company stock, the assumption of certain liabilities, and deferred payments based on future revenues. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements from the acquisition date. The resultant estimated goodwill is being amortized over 5 years using the straight line method. SES operates as a division of the Company. (Refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning this acquisition).

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

         The following unaudited pro forma summary combines the consolidated results of operations of the Company and SES as if the acquisition had occurred on October 1, 1996, after giving effect to certain pro forma adjustments, including the depreciation and amortization of the assets acquired based of their fair values, the increase in common shares outstanding. This pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and SES had been a single entity during the nine months ended June 30, 1997, nor is it indicative of the results of operations which may occur in the future.

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
                                                    ======         ======


4. IMPAIRMENTS:

         The Company annually evaluates its long-lived assets, including intangibles, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by future cash flows, an impairment loss would be recorded based on fair value.

5. NET INCOME PER COMMON SHARE:

         Net income per common share for the three and nine month periods ended June 30, 1997 and 1996 are based on the weighted average of shares outstanding including the dilutive effect of common stock equivalents.

         Weighted average shares outstanding are 9,507,962 and 9,436,955 for the three and nine month periods ended June 30, 1997 including common stock equivalents, and 7,741,860 and 7,508,136 for the three and nine month periods ended June 30, 1996.

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

         Effective October 11, 1996, the Company purchased substantially all of the assets and business of Sequoia Enterprise Systems ("SES") from Sequoia Systems, Inc. ("SSI") for an estimated purchase price of $10,700,000 (subject to possible adjustment based on the net book value of SES as of the closing date). The purchase agreement provides for an upward or downward adjustment of the purchase price, on a dollar for dollar basis, if the net book value of SES is less than $3,800,000 or more than $4,200,000. The final determination of the net book value of SES is currently being reviewed by the Company and SES in accordance with the purchase agreement. The purchase price consisted of approximately $1,875,000 in Company stock, the assumption of certain liabilities, and deferred payments based on future revenues. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in the Company's consolidated financial statements from the acquisition date. The resultant estimated goodwill is being amortized over 5 years using the straight line method. SES operates as a division of the company. (Refer to "Subsequent Events" in the Company's 1996 Annual Report on Form 10-K for additional information concerning this acquisition).

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

INCOME TAX (BENEFIT) PROVISION
------------------------------

         A tax benefit of $120,000 was recognized in the quarter ended June 30, 1997 versus an income tax expense of $125,000 in the quarter ended June 30, 1996 due to a change in the estimated earnings for the fiscal year ended September 30, 1997, which decreased the effective tax rate.

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



                                          GENERAL AUTOMATION, INC.

Date: August 14, 1997                     By:  /s/ JOHN R. DONNELLY
                                               -----------------------
                                               John R. Donnelly
                                               Vice President, Finance
                                               Chief Financial Officer