Form 10-K
period 1997-09-30
GENERAL AUTOMATION INC
filed 1998-01-13
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934  For the fiscal year ended September 30, 1997         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file Number 0-5260

                            GENERAL AUTOMATION, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                              95-2488811
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

17731 Mitchell North, Irvine, California                          92614
----------------------------------------                          -----
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:  (714) 250-4800

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value                       American Stock Exchange
----------------------------                ------------------------------------
      Title of class                        Name of exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $13,685,800 as of January 6, 1998.

The number of shares of the registrant's Common Stock, $.10 par value, outstanding as of January 6, 1998 was 9,252,951.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on February 6, 1998 are incorporated by reference into
Part III hereof, to the extent indicated herein

                                     PART I

ITEM 1.   BUSINESS

The discussion in this document contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

GENERAL

        General Automation, Inc. ("GA" or the "Company"), incorporated in California in 1967 and reincorporated in Delaware in 1986, integrates systems, software and services for application solutions. GA has positioned itself as a strong service and support company offering open systems and complementary software products to a worldwide network of value-added resellers. GA's product lines include a broad range of hardware platforms including Intel and Motorola PowerPC based systems, coupled with efficient and cost effective application environments, providing a full range of systems, complementary operating environments and high quality customer services. The Company's headquarters, including manufacturing and integration, corporate and administrative operations, are located in Irvine, California. GA also has other offices in various locations throughout the United States and has established European and Australian offices through its wholly owned subsidiaries in the United Kingdom and Australia.

        The Company's products are sold in the United States through over 200 value-added resellers. In addition, it sells its products in Europe, Canada, Mexico, Central and South America, Guam, Taiwan, Australia, New Zealand, Singapore, Hong Kong, Africa and the People's Republic of China through distributors and value-added resellers. The Company provides service and support throughout North America to over 3,000 customers.

ACQUISITIONS AND DIVESTITURES

               Sequoia Enterprise Systems

        On October 11, 1996 (the "Closing Date"), the Company purchased from Sequoia Systems, Inc. ("SSI") substantially all of the assets and business of SSI's Sequoia Enterprise Systems business division ("SES"). SES manufactures, services, integrates and distributes fault-tolerant Motorola 68K computer systems operating under SSI's version of UNIX and Intel based computer systems running SSI's and Alpha Micro's versions of the Pick application environment and database software products, and engages in various related distribution arrangements. The Company's purchase of SES was made pursuant to an Asset Purchase Agreement dated as of October 3, 1996 between the Company and SSI (the "Purchase Agreement").

        In exchange for SES, the Company has (i) agreed to pay a purchase price of $11,347,000 (the "Purchase Price"), (ii) assumed certain liabilities of SSI totaling approximately $2,700,000 and (iii) issued to SSI a Stock Purchase Warrant entitling SSI to purchase 250,000 shares of the Company's common stock at an exercise price of $2.50 per share (the "Warrant"), which will be exercisable during the three year period commencing on the first anniversary of the Closing Date.

        The Purchase Price will be paid by the Company in a combination of cash, notes payable and shares of the Company's common stock. The Purchase Agreement provided for payment by the Company of the cash portion of the Purchase Price in monthly installments, with the amount of each such installment being based on a percentage of the gross revenues received by the Company during the month to which the installment relates from the operation of SES and the Company's overall service and support operations. In October, 1997, the Company and SSI agreed to restructure the method in which the deferred Purchase Price must be paid. Commencing with October, 1997 the Company agreed to make a $300,000 payment in October, 1997 and another $400,000 payment in December, 1997. In addition, the Company will make monthly payments of $75,000 plus interest for all amounts due through September 30, 1997, which totals $1,429,000, plus a varying percentage of the Company's revenue (primarily 10%). Based on current projections, the Company expects to have the full payment of these obligations in two years.

        The purpose for the October 1997 amendment of the Purchase Agreement was to enable the Company to preserve more of its cash by lengthening the period for completing the payment of the Purchase Price. The total Purchase Price is not affected by the amendment of the Purchase Agreement. The amendment of the Purchase Agreement provides that the Company will be required to make the monthly installments until the date at which the total value of the Company's stock issued to SSI (to be valued as set forth in the Purchase Agreement and summarized in the following paragraph) combined with the aggregate monthly installments equal the Purchase Price.

        On November 5, 1996, the Company issued 750,000 shares of its common stock to SSI to be applied toward the Purchase Price (the "Payment Stock"). For purposes of applying the same toward the Purchase Price, the Payment Stock will be valued as follows: (i) 400,000 shares will be valued at $2.50 per share; (ii) 200,000 shares will be valued at the average of the closing per share sales prices of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding the first anniversary of the Closing Date ($1.87 at October 11, 1997); and (iii) the remaining 150,000 shares will be valued at the average of the closing per share sales prices of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding any date on which a valuation of such shares is made for purposes of determining the payment of the Purchase Price; provided, however, that if the Purchase Price has not been paid in full prior to the second anniversary of the Closing Date, these shares will be valued at the average of the closing per share sales prices of a share of the Company's common stock on the American Stock Exchange during the ten trading days immediately preceding the second anniversary of the Closing Date. At September 30, 1997, the value of the remaining 150,000 shares of common stock has been estimated at $1.87 per share. The Company charged the stockholders' equity for $219,000 and increased the recorded amount of the payable to Sequoia Systems, Inc. for the decrease in the value of the stock which occurred in 1997. Any future changes in the value of the remaining 150,000 shares of common stock through the final settlement will also adjust stockholders' equity.

        The acquisition was accounted for using the purchase method. Accordingly, the total consideration was allocated to the assets acquired and liabilities assumed based on their fair values. The total cost in excess of net assets acquired of approximately $8,366,000 is being amortized over five years. During 1997, $1,385,000 was amortized.

        SSI has agreed not to sell, make any short sale of, loan, or grant any option for the purchase of, any of the Payment Stock without the prior written consent of the Company (i) until the first anniversary of the Closing Date, with respect to any shares of the Payment Stock in excess of 400,000 shares; and (ii) until the second anniversary of the Closing Date, with respect to any shares of the Payment of Stock in excess of 600,000 shares. The Company has granted to SSI piggyback registration rights with respect to the Payment Stock and the shares issuable upon exercise of the Warrant.

        Under the Purchase Agreement, until the earlier of (i) payment of at least 75% of the Purchase Price; or (ii) the date on which SSI no longer is the holder of at least 50% of the shares of the Payment Stock (or if the Warrant has been exercised, the aggregate of the Payment Stock and the shares issued upon exercise of the

Warrant), SSI will be entitled to designate an individual for election to the Board of Directors of the Company ("SSI's Designee"); provided, however, that such individual is reasonably acceptable to the Company at the time of his initial designation. Once appointed to the Company's Board, SSI's Designee will serve until the first annual meeting of the stockholders of the Company following the Closing Date and until his successor shall be duly elected and qualified or until his earlier death, disability, removal or resignation. For the current year and the 1998 year, SSI has declined to designate a candidate

     Liberty

     Effective October 1, 1996, GA acquired all of the outstanding shares of Liberty Integration Software, Inc. ("Liberty"). Liberty was purchased through the issuance of 25,000 shares of the Company's common stock, and three equal payments of $20,000 (CDN), or approximately $40,000 in U.S. dollars. Liberty is operated as a wholly owned subsidiary. Liberty offers a full suite of enterprise connectivity products and services which are focused on providing connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client/server development tools and internet WWW applications. Liberty began operations in July 1995. Effective July 1, 1997, GA acquired from Liberty Project Limited Partnership ("LPLP") all rights to certain software products which Liberty had theretofore distributed under a license granted by LPLP. In consideration for these products, the Company issued a total of 125,715 shares of the Company's common stock.

     General Automation LLC

     Effective May 22, 1995, GA and Boundless Technologies (formerly known as "SunRiver Data Systems") ("Boundless") formed a limited liability company, General Automation LLC ("GAL"), with the Company owning 51% and Boundless 49%. GAL was formed to allow GA to acquire the Pick based business owned by Boundless. This business had been acquired by Boundless from AT&T Global Information Systems in December 1994 along with a terminal business which complemented Boundless's existing business and which Boundless retained.

     Under the terms of the Operating Agreement which governs the conduct of GAL's operations (the "Operating Agreement"), GAL operates and manages GA's Pick business and Boundlesss's Pick business. Under the Operating Agreement, Boundless is entitled to receive cash distributions from GAL in an amount equal to a percentage of GAL's net revenues, which is payable whether or not GAL is profitable or generating positive cash flow. The percentage of net revenues to which Boundless is entitled was 12% for the first year of the Operating Agreement (subject to a minimum of $2,900,000 in the first year only) and will decline annually thereafter in steps until it reaches 7% in the fifth year. Subsequent to the fifth year of the Operating Agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between GA and Boundless. GA is entitled to retain all cash generated by GAL, if any, after the payment to Boundless of the net revenue percentage described above.

     Under the Operating Agreement, the business and affairs of GAL are managed exclusively by GA. However, in the event that GAL fails to achieve agreed upon revenue or profit projections, Boundless has the right to thereafter jointly manage GAL with GA. Further, upon the occurrence of certain other events, including the failure of GAL to pay to Boundless the percentage of net revenues to which Boundless is entitled, Boundless has the right to thereafter replace GA as the sole manager of GAL. The Company has not made the payments discussed above on a timely basis. The Company has not received any notice regarding its replacement as GAL manager.

     During the first year of the Operating Agreement, GA received a management fee of $1,031,000 in connection with its duties as manager of GAL. However, subsequent to the first year of the Operating Agreement, GA is not entitled to any compensation for acting as manager of GAL.

     In May 2000, GA will have the right to purchase Boundless's entire interest in GAL for a number of shares of GAL common stock equal to 9% of each class of GA's then outstanding capital stock. If GA exercises this right of purchase, it is obligated, immediately following the issuance of stock to Boundless, to register the shares so issued under the Securities Act of 1933.

EUROSYSTEMS

     In October 1992, the Company signed an agreement with Krypton Group Ltd. to form a holding company, Eurosystems GA Ltd. ("Eurosystems"), a UK corporation. Under the terms of the agreement, the Company received 61% of the common shares of Eurosystems in exchange for its shares in General Automation France SA, General Automation SA, (Belgium), and General Automation Italia SpA (Italy). Krypton Group Ltd., ("Krypton"), a UK corporation, received 39% of the common shares in exchange for its 100% share holding in Eurosystems Belgium SA and Eurosystems SA (France), its 55% share holding in Eurosystems GmbH (Germany) and its 85% share holding in Eurosystems Maintenance SA (France). On October 29, 1993, with retroactive effect to September 30, 1993, the Company sold its 61% share holding in Eurosystems to Krypton for cash and a $990,000 note. In 1994, payments were suspended by Krypton, and a $240,000 reserve was established by the Company in fiscal year 1994. In 1995, Krypton filed for bankruptcy. On March 14, 1996, the Company received a new $600,000 note from Future Services Ltd., a newly-formed company in Great Britain owned by the former Krypton management.

     In October, 1997 the Company agreed with a plan by Future Services Ltd. to sell its companies in Belgium, France and Italy to a U. S. A. NASDQ firm named 4 Front Software, Inc. For the $600,000 note held by GA, GA received 24,540 shares of 4 Front common stock valued at $245,000 and a note for $350,000 from Future Services Ltd. payable in three years.

SERVICE AND SUPPORT

     GA maintains a high quality service organization dedicated to meeting the complex support requirements of several thousand end users. The Company is a leader in the support industry and has been delivering highly skilled technical services for over 28 years. GA has earned a reputation for quality and responsive service through our staff of service professionals. The service business generates over 70% of GA's revenue and is a key reason that customers with information-critical applications choose to buy from GA. With the acquisition of the service operations of SES, GA has integrated the fault tolerant and SES Intel based systems into GA's support organization.

GA offers four basic lines of service:

        1. Technical field service for the equipment sold by GA and its distributors, and under the maintenance agreements assumed or acquired through the acquisition of SES and GA's participation in GAL with Boundless.

        2. Software maintenance services of GA's operating environments. Additional software support has been sold for complementary operating environments such as Pick, V-Mark Software, Unidata, Unix, AIX, Windows 95 and Windows NT.

        3. Professional services, introduced in 1995, that include performance tuning, system upgrade services, technical product training, system design and site preparation, network design and configuration support, and disaster recovery programs. Contract programming and consulting services are also offered with expertise in Pick, C, C++, Visual Basic, Microsoft Access, COBOL, FORTRAN, and Pro-IV. Disaster recovery has proven to be a strong area of interest, furnishing GA's end user customers with assistance in developing disaster recovery plans as well as the assurance that systems will be made available in the case of an emergency.

        4. Ready response service provides a central call handling and technical call screening facility and is particularly attractive for those dealers who are of such size that they cannot afford to put the support staff in place to handle their after-market support effectively and at the same time continue to develop application products and expand their market. These services are not only profitable for the Company, but also leverage its technical staff while making the dealer more successful. These services also afford GA the opportunity to provide help desk support to segments of the industry outside the traditional MultiValue marketplace.

        GA is an authorized service provider for Acer, thereby allowing GA to provide hardware support for any Pick applications running on Acer products. GA may also provide depot services, at any of GA's nationwide locations, to resellers and end users of Acer products.

        In order to properly service the Company's maintenance contracts, the Company maintains in inventory quantities of parts and subassemblies related to the systems of its customers with maintenance contracts. Some of these parts do not use current technologies. However, the Company will continue to utilize them in service contracts as long as its customer base continues to operate with older technology.

SYSTEM AND SOFTWARE PRODUCTS

        GA continues its penetration into the open systems market with the PowerPC Superscaler RISC multiprocessor (from Groupe Bull) and Intel Pentium multiprocessor systems (from NCR, previously AT&T Global Information Systems). The distribution agreements for these systems commenced in 1995. Both Groupe Bull's and NCR's products and services complement those offered by GA and feature (a) a broad range of system solutions starting at a low-end single processor cost-effective entry level system through an eight-way multiprocessor enterprise server; (b) a commitment to offer products at a cost-effective discount, allowing GA to move product successfully through the channel while allowing GA to achieve its profitability goals; (c) a complementary service and support network that could be leveraged worldwide to complement the effective and growing services offered by GA; and (d) a strong investment in distributed processing, local area networks, and wide area networks to ensure high connectivity solutions.

        PowerPC Systems

        In 1997, GA added new software products to expand the line for PowerPC symmetric multiprocessor systems manufactured by Groupe Bull and Motorola. Called the PowerAdvantage(TM) series, these computers offer excellent price/performance with a state-of-the-art RISC CPU. The PowerAdvantage product family coupled with GA's mv.BASE, mv.ENTERPRISE software products offer a price competitive solution, offer a broad market from entry level to high end level systems supporting over 1000 users.

        Intel Based Systems

        Through its participation in GAL with Boundless, in May 1995 GA began delivery of a line of single and multiprocessor Intel-based servers. In September 1995, a distribution agreement was signed under which the Company purchases systems directly from NCR.

        NCR's server family offers a broad range of Microchannel and PCI/EISA computers. Numerous upgradeable components make expanding these systems fast and simple. NCR is a leader in providing exceptional price/performance UNIX and NT systems.

        GA introduced the following NCR PCI/EISA entry-level servers in 1996:
(a) the S10, a single processor system featuring a Pentium processor (90 Mhz, 133 Mhz, or 166 Mhz), ECC memory, and a PCI/EISA I/O bus, and (b) the S40, a high performance four-way symmetric multiprocessor server featuring EISA, dual-PCI I/O buses and SCSI II support.

        The WorldMark server line demonstrates NCR's commitment to enterprise computing. GA introduced the WorldMark 4100 and 4500 systems in fiscal 1996. The 4100 is a one to eight processor MCA system and the 4500 is a two to sixteen processor system. Both systems offer Pentium Pro support and many expandability and high availability features.

DISCOUNTINUATION OF PROPRIETARY SYSTEMS

        During the year, the Company discontinued manufacturing its A200 and A500 product lines. The revenue and margin impact to the Company were not significant as the Company replaced these systems with systems purchased by the Company for resale by it.

SOFTWARE

        The value-added channel served by GA is primarily based on resellers and dealers whose information-critical applications are written to be compliant with a multi-dimensional database environment standard. This standard is supported by a collection of system software providers including Unidata, V-Mark Software, Pick Data Systems, and GA. Although implementations are similar, GA has differentiated its product offering through enhanced system administration, network integration, database interoperability, and performance.

        GA's multi-dimensional database environments can be run native on a system architecture or in concert with an advanced operating system such as UNIX, AIX and Windows NT. GA offers native and UNIX/AIX resident versions for the Intel and PowerPC microprocessors.

        The Intel-based native solution is marketed under the name Mentor PRO and is sold as a software only solution designed to run on a wide selection of generic PC type platforms. The Intel/Unix based solution is sold under the name Mentor Operating Environment (MOE) and is delivered on the AT&T system platforms. The PowerPC/AIX based solution is sold under the name Power95(TM) and is delivered on the PowerAdvantage system series. Power95 is a derivative of R91(R), GA's Motorola 680X0 native multi-dimensional database. Power95 was jointly developed by GA and Groupe Bull. R91 was developed to run a native Motorola 680X0 architecture and features significant enhancements in terms of ease of use, system administration, distributed processing, and PC network integration. In March 1996, GA started distributing preview copies of mv.BASE, a Windows NT and Windows 95 implementation of its multi-dimensional database. Shipments of this software package began in the first quarter of fiscal 1997. mv.BASE offers an easy migration path for applications designed for Pick-compatible databases to move to a client/server environment. Included with the product are tools which provide interoperability with Windows applications and files, as well as a programming interface for application-specific client software. Optional ODBC support allows ODBC-compliant applications to access mv.BASE data. mv.BASE supports serial terminal users as well as PC clients and continues to provide the high performance, easy to use database environment for which GA is known. For 1998, the Company expects mv.BASE sales to be significantly higher than the 1997 first year level of $400,000.

        In August 1997, the Company introduced its second major new product of the year, mv.Enterprise, a product designed to enable the traditional high-end SES end-user to migrate to an open systems environment.

        The Pick operating system, from which GA's software products are derived, was designed as a database management operating system; it supports hierarchical, flat and relational database files. The Company believes that among the most distinctive characteristics of its operating environment products are their relative ease of programming, an English-like information management and retrieval language, and the speed they offer in the handling of large and complex databases. They include an advanced, database-oriented version of the popular BASIC programming language, with automatic compilation and line editing.

CUSTOMERS AND MARKETING

        GA delivers its products and services through a strong international value-added reseller channel with over 200 active dealers. GA has increased its marketing activity by the creation of an end user newsletter (Priority One) and a series of direct mail pieces focused on enhancing the relationship between GA and the end user. Through GA's participation in GAL with Boundless, GA's distribution channel has doubled in size and offers cross-selling opportunities.

        GA is selling into an approximately $750 million segment of a larger $9 billion market. GA's value-added resellers focus on key vertical markets such as healthcare, finance, manufacturing, distribution, government, travel, and insurance. Approximately 18% of GA's product revenue comes from 30 major resellers and distributors located outside of North America. To expand on that business, in 1995 the Company formed a wholly-owned subsidiary, GA Mentor Ltd. headquartered in the United Kingdom, and established a sales office to better serve GA's customers in the United Kingdom, France, Belgium, Italy, and Germany. GA also has strong associations in Asia and the Pacific Basin with resellers and distributors in Australia, New Zealand, Singapore, Hong Kong, and Malaysia which GA services out of its Irvine, California office. Additionally, the SES acquisition included companies in Australia, Canada and the United Kingdom; these operations provide products, and services.

        GA's focus for growth includes the following elements: (a) working closely with GA's value-added resellers and dealers to make them more successful and thus increase sales through GA, (b) offering complementary services that enhance the resellers' and dealers' business and increase revenues for them as well as GA, (c) expanding the value-added channel through an investment in marketing and direct sales techniques that leverage GA's products and service strengths, (d) strengthening GA's position in international markets and (e) focusing on GA's end users to provide more services, add-on products, and growth paths to new systems.

        In 1997, the Company continued to expand its marketing and sales organizations. GA's marketing organization added the product-line manager concept to foster the rapid acceptance of the two new products discussed above. Late in the year, the Company appointed a new Executive Vice President of Sales &

Marketing. This addition, coupled with the staff improvements earlier in the year, is expected to strengthen the Company's sales and marketing capabilities.

FOREIGN OPERATIONS AND EXPORT SALES

        The Company's export sales were 12% of total revenue in fiscal 1997, compared to approximately 5% of total revenues in fiscal 1996, and 8% in fiscal 1995. These revenues were generated primarily through operations in Australia and United Kingdom. The increase in foreign sales was primarily due to the acquisition of SES and Liberty.

PURCHASED COMPONENTS AND SYSTEMS

        The Company purchases computer systems and components from various manufacturers including NCR in the United States and Groupe Bull in France. Delays are possible in that the GA orders from its dealers and value-added resellers may not match production queues at the factories. The delays are expected to be minimal and not material to the Company's operations.

COMPETITION

        GA markets software, systems and service and therefore faces three types of competitors. The leading software competitors are Pick Systems, V-Mark Software, and Unidata. These three US-based organizations do not sell system solutions and focus entirely on software and software support. Pick Systems, a privately held corporation headquartered in Irvine, California, is GA's primary competitor on GA's native Intel-based operating environment. V-Mark Software, headquartered in Westboro, Massachusetts, and Unidata, located in Denver, Colorado, offer UNIX resident database operating environments. The number of firms serving the Pick marketplace continue to consolidate, with the GA acquisitions earlier in the year and the recently announced merger of V-Mark Software and Unidata. GA competes through its differentiated software products with enhanced system administrators, network integration, database interoperability and performance.

        GA's primary system competitors are International Business Machines, Data General, Digital Equipment Corporation, and Hewlett Packard. GA's key differentiation is servicing an established dealer base which prefers GA's software and service to that which is available on these competing platforms. However, these competitors have substantially greater resources than GA.

        GA's competition with respect to the servicing of GA delivered systems comes primarily from a handful of third party service providers. These companies tend to compete on price, offering inferior technical support. With the PowerPC and Intel-based solutions, GA is competing against system providers such as Wang, AT&T, and IBM. From a software support vantage point, support is primarily limited to GA developed operating environments. GA competes with GA's distributors, such as Monolith Corporation, for dealer direct telephone support, but is primarily the dominant support provider for GA developed software solutions.

PRODUCT DEVELOPMENT

        Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products. During fiscal 1997, the Company spent approximately $2,600,000 for product research and development, a significant increase over the $1,200,000 spent in 1996 and the $600,000 expended in 1995. The increase in research and development costs during the year ended September 30, 1997 is primarily due to GA's development and introduction of it's previously discussed new products during the year. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board, while all other costs associated with product development are charged to operations as incurred. During 1997, the Company capitalized $1,100,000 in software development costs compared to under $200,000 in 1996 and 1995. This increase was caused by costs associated with the two new major products introduced in 1997 which were developed jointly by the Company's engineering staff in Irvine and the former SES staff.

PATENTS AND TRADEMARKS

        The Company holds trademark registrations protecting certain of its trademarks. The Company's major product line utilizes Pick software as its operating system. The Company is authorized, on a non-exclusive basis, to use and sublicense the use of the Pick software indefinitely, in accordance with the terms of license agreements. The Company does not rely upon and does not believe that its success is dependent upon patent protection; rather, the Company believes that its success is dependent upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products. Invalidation or cancellation of the Pick licenses, however, could adversely impact the Company's business. The Company does not believe that it is operating in such a manner as to prompt cancellation of any of the Pick licenses. Furthermore, management believes that there are alternative courses of action which could be pursued in the event of such a cancellation so as not to adversely impact operations of the Company.

SYSTEM INTEGRATION

        The Company provides system integration, acquiring components, subassemblies and systems. Basic systems are received from its platform suppliers (Groupe Bull and AT&T) and are configured to the customers' requirements. Software is loaded and the finished systems are thoroughly tested prior to shipment. The Company currently performs these functions at its Irvine, California headquarters, and Marlborough, MA, utilizing highly-skilled system engineers and technicians to insure product performance and quality.

BACKLOG

        Orders from dealers and other customers for GA's products generally specify delivery dates of 30 days or less, and the Company rarely receives an order that has scheduled delivery dates beyond three months. Because of these order/delivery patterns, the backlog at the end of a period may appear to be low and is not a significant indicator of future revenues.

        The compressed order delivery cycle mentioned above can result in period-to-period fluctuations in the Company's revenues since it is dependent upon short term orders which can be deferred or delayed by the dealers and thereby dramatically influence current period revenues.

        At September 30, 1997 the Company had a manufacturing backlog of $275,000. At September 30, 1996 the backlog was approximately $500,000.

EMPLOYEES

        As of September 30, 1997, the Company had approximately 163 employees. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union.

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

PROPERTIES

        In February 1995, the Company purchased a 20,000 square feet facility in Irvine, California. This facility is used as the Company's headquarters and houses its principal operations.

        The Company's engineering and support personnel are located in leased facilities in Hauppauge, New York and Marlborough, MA. The Company also leases space in ten states, primarily for sales and service offices. The acquisition of SES in October 1996 brings with it major leases in Marlborough, Massachusetts and Irvine, California. These leases have been either sublet or renewed at substantially less space footage and expense. The Company's subsidiaries in Australia, Canada and United Kingdom have operations in leased facilities.

LEGAL PROCEEDINGS

        In 1991 the Company was named as one of three defendants in a lawsuit brought by the owner of certain real property once leased and used by a division of the Company (the "Property"). The lawsuit sought relief from alleged environmental contamination which may have occurred on the Property before, during or after the time the Company leased the Property. In August 1997, for the purpose of settling the lawsuit, all of the parties to the lawsuit, including the Company, entered into a Consent Decree issued in December 1997, and the Company entered into related agreements with the three insurance companies which had been funding the Company's defense of the lawsuit under insurance policies held by the Company. Under the Consent Decree and the related agreements, the Company will be released from all liability related to the lawsuit in exchange for payments totaling $1,050,000, funded by the Company's insurance carriers, to an escrow account which has been established to finance the remediation of the contamination on and around the Property.

        In the ordinary course of business, the Company is generally subject to claims, complaints and legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial position of the Company. However, in the opinion of management, matters currently threatened or pending against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.


ITEM 4.        SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The table below provides certain information regarding the selling price of the Company's common stock for each quarter during the two fiscal years ended September 30, 1997 and September 30, 1996. The Company's common stock is listed on the American Stock Exchange and is quoted under the symbol GA. The following table sets forth the range of high and low prices for the common stock of the Company for the fiscal quarter indicated, as reported by the American Stock Exchange.

                                                    Sale Prices
                                                --------------------
                                                  High         Low
                                                --------    --------
Fiscal Year Ended September 30, 1997
     Fourth Quarter                             $2  9/16    $1  7/16
     Third Quarter                              $1 15/16    $1  9/16
     Second Quarter                             $2   5/8    $1 11/16
     First Quarter                              $3   1/8    $1  9/16


Fiscal Year Ended September 30, 1996

     Fourth Quarter                             $3  1/16    $1 15/16
     Third Quarter                              $3  1/16    $2 11/16
     Second Quarter                             $2   1/2    $1  1/16
     First Quarter                              $  15/16    $   9/16


        The Company has never paid a dividend on its common stock. The Board of Directors reviews the financial condition of the Company periodically and evaluates whether to declare dividends. Given the Company's present financial condition the Company does not expect to pay any dividends in the foreseeable future. The Company's current line of credit requires the Company to receive bank approval prior to paying any dividends.

        The approximate number of holders of record of common stock of the Company as of January 9, 199 was 899.

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth certain selected historical consolidated financial data for the Company for each of the years ended September 30, 1997, 1996, 1995, 1994 and 1993 which has been derived from audited financial statements. The following table should be read in conjunction with (a) the audited consolidated financial statements of the Company and notes thereto as of and for the three years ended September 30, 1997; and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                              Year Ended
                                                            September 30(1)
                                                            ---------------
                                        1997(5)      1996      1995(4)      1994(3)    1993(2)
                                       --------    --------    --------    --------   --------
               Operating Data:
               Sales, net              $ 36,831    $ 25,460    $ 14,269    $ 34,614   $ 42,878
                                       --------    --------    --------    --------   --------
               Income (loss) from
               operations                   678       2,247      (1,666)      1,300       (351)
                                       --------    --------    --------    --------   --------
               Net income (loss)
                before extraordinary
                items                       502       1,418      (2,065)        427     (1,477)
               Extraordinary items            0           0           0           0        900
                                       --------    --------    --------    --------   --------
               Net income (loss)       $    502    $  1,418    $ (2,065)   $    427   $   (577)
                                       ========    ========    ========    ========   ========

               Earnings per share:
               Income (loss) before
               extraordinary items     $    .05    $    .18    $   (.26)   $    .04   $   (.13)
               Extraordinary items            0           0           0           0        .08
                                       --------    --------    --------    --------   --------
               Net income (loss)       $    .05    $    .18    $   (.26)   $    .04   $   (.05)
                                       ========    ========    ========    ========   ========

               Working capital
               (Deficiency)
                                         (3,032)      1,210        (638)      2,725      1,457
                                         ======       =====        ====       =====      =====
               Total Assets              24,409      10,271      10,484      18,041     22,456
                                         ======      ======      ======      ======     ======
               Total Debt                10,648       1,835       2,424       4,247      5,397
                                         ======       =====       =====       =====      =====
               Shareholders' Equity       5,779       2,778         771       3,246      2,264
                                          =====       =====         ===       =====      =====


(1) No dividends have been paid on the Company's common stock during any of the periods presented. (See "Market for the Company's Common Equity and Related Stockholder Matters.")

(2) On October 29, 1993, with retroactive effect to September 30, 1993, the Company divested its European operations.

(3) On November 10, 1994, with retroactive effect to October 1, 1994, the Company divested its Pacific Basin operations.

(4) Effective May 22, 1995, the Company and Boundless Technologies ("Boundless") formed a limited liability company ("GAL") for the purpose of combining GA's Pick based business and Boundless's Pick based business, with the Company owning 51% and Boundless owning 49% o f GAL.

(5) Effective October 11, 1996, the Company acquired substantially all of the assets and liabilities of Sequoia Enterprise Systems ("SES"), a division of Sequoia Systems, Inc. The acquisition of SES has been accounted for under the purchase method of accounting. Accordingly, the financial information for the year ended September 30,1997. includes the results of operations for SES from the date of the acquisition. (See Note 11 of the Company's Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        On October 11, 1996, the Company purchased from Sequoia Systems, Inc. substantially all of the assets and business of Sequoia Enterprise Systems business division (SES). A comparison of the 1996 and 1997 statement of operations of SES combined with the Company as if the acquisition had taken place as of October 1, 1995 is as follows:

                                    Pro-Forma
                                 (In Thousands)
                             Year Ended September 30
                             -----------------------
                               1997           1996
                               ----           ----
Revenues                      37,521         57,255
                              ======         ======

Gross Margin                  16,651         20,606
                              ======         ======

Operating Expenses            15,748         18,913
                              ======         ======

Operating income                 381          1,693
                              ======         ======


A comparison of the Company's 1997 financial results follows:

REVENUES

                                  Net Revenues
                                 (In Thousands)
                            Year Ended September 30
                            -----------------------

                                    1997          1996          1995
                                    ----          ----          ----
         Product                   $10,694       $ 9,715       $ 7,020
                                   -------       -------       -------

         Service and Support       $26,137       $15,745       $ 7,249
                                   -------       -------       -------

         Total Revenues            $36,831       $25,460       $14,269
                                   =======       =======       =======



        The three-year table above shows a continuing increase in revenues for both products and service. These increases are a direct result of the Company's participation in GAL with Boundless and the acquisition of SES.

1997 vs. 1996

        Total revenues increased $11,371,000 or 44.7% in 1997 over 1996, primarily due to the acquisition of SES (described in "Business Acquisitions and Divestitures" above). Product sales increased $979,000, or 10.1%, in fiscal 1997, while service revenues dramatically increased by $10,392,000 or 66.0% The increase in fiscal 1997 revenues is not the result of pricing actions by the Company.

     The SES/GA Proforma shows a $19,734,000 decline in revenues. This decline was anticipated by management and was the result of unusually high 1996 sales levels of the SES TPL systems at discounted prices and the extended selling cycle to generate new sales due to the change in ownership.

1996 vs. 1995

     Total revenues increased $11,191,000, or 78.4%, in fiscal 1996 over fiscal 1995 primarily due to a full year of participation in GAL with Boundless (see "Business-Acquisitions and Divestitures"), and a full year of sales of new products introduced late in fiscal 1995. Product sales increased 38.4%, or $2,695,000, while service revenues increased 117.2%, or $8,496,000.

            GROSS MARGIN

                                           Gross Margin
                                          (In Thousands)
                                            Year Ended
                                           September 30
                                          --------------

                           1997                1996                1995
                           ----                ----                ----

                                      % of                % of                 % of
                          Amount      Sales   Amount      Sales    Amount     Sales
                          ------      -----   -------     -----   -------     -----
Products                   4,033      37.7    $ 1,828     18.8    $   518       7.4
                          ------      -----   -------     -----   -------     -----

Service and Support       12,012      46.0    $ 6,199     39.4    $ 2,285      31.5
                          ------      -----   -------     -----   -------     -----

Total Sales              $16,045      43.6    $ 8,027     31.5    $ 2,803      19.6
                         =======      ====    =======     ====    =======      ====


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

1997 vs. 1996

        The Company's gross profit margins significantly increased in fiscal 1997 to 43.6% from fiscal 1996 gross profit margins of 31.5%. Gross profit margins for both product sales and service and support increased during fiscal 1997. Gross profit margin for product sales increased to 37.7% from 18.8% in 1996. This increased is attributed to product sales from the Sequoia operations for product upgrades and replacements to the traditional customer base. Gross profit margins in service improved to 46.0% from 39.4% in fiscal 1996 due to increase in revenues in excess of subcontracted maintenance costs and fixed overhead costs and Sequoia's higher profit margin on maintenance contracts.

        The proforma gross margin decreased 19% as a percent of revenues during the period. The decline is associated with the revenue decline discussed earlier and higher.

1996 vs. 1995

        The Company's overall gross profit margin percentage increased 11.9% from 19.6% in fiscal 1995 to 31.5% in fiscal 1996. Gross margin percentages for products increased 11.4%, while service margins increased from 31.5% to 39.4%. The increase in product margin was due to increased sales volume in relation to relatively fixed direct labor and overhead costs and the divestiture of two of the three vertical product lines which had resulted in negative gross margin in the prior year. The increase in service margins is due to increased revenues in excess of increased overhead and third party maintenance costs.

           EXPENSES

                                                     Expenses
                                                  (In Thousands)
                                             Year Ended September 30
                         ----------------------------------------------------------------
                                1997                      1996                1995
                               ------                    ------              ------
                                     % of                     % of                  % of
                          Amount     Sales         Amount     Sales      Amount     Sales
Research and              $2,599       7.1         $1,156       4.5      $  584       4.1
Development:

Selling and              $11,383      30.9         $4,366      17.1      $3,704      25.9
Administrative:

Other:                    $1,385       3.8         $  258       1.0      $  181       1.3

Interest:                 $  311       0.8         $  214        .8      $  399       2.8
                         -------      ----         ------      ----      ------      ----
Total                    $15,678      42.6         $5,994      23.5      $4,868      34.1
                         =======      ====         ======      ====      ======      ====


        Research and Development expenses increased $1,443,000 from fiscal 1996 to fiscal 1997 due to the combining of departments as a result of the SES acquisition. Management implemented cost reductions to eliminate the duplication of overhead costs, however, a significant portion of the cost is directly associated with specific engineering tasks and will continue into the following year. Research and development expenses increased $572,000 from fiscal 1995 to fiscal 1996 as a result of activities related to GAL. The Company anticipates 1998 expenses to approximate 1997 historical levels.

        Selling and administrative expenses increased $7,017,000 or 161%, from fiscal 1996. This dramatic increase is due to the combining of departments as a result of the SES acquisition. The Company incurred one time costs associated with facility relocation, employee severance compensation, travel and lodging, and other costs generated by the assimilation of SES. Management implemented cost reductions to eliminate the duplication of overhead and operating expenses. The majority of the cost reductions will not be evident until 1998. The 1997 administrative expenses also included a $400,000 charge of a license agreement with MDIS which was terminated. In addition, in April 1997, the Company entered into a three-year consulting agreement with a former officer of the Company and recorded a charge of $394,000.

        Selling and administrative expenses increased $663,000 from fiscal 1995 to fiscal 1996. This increase reflects the GAL activities for a full year in fiscal 1996 vs. seven months in fiscal 1995.

Other expense increased $1,127,000 from 1996 primarily due to the amortization of goodwill associated with the SES acquisition.

        Interest expense associated with higher borrowing increased by $97,000 to $311,000 for 1997. The new line of credit effective December 31, 1997 does not change the borrowing rate but it does expand the borrowing base.

        The Company recorded tax benefits of $135,000 in fiscal 1997 versus an expense of $615,000 in fiscal 1996. At September 30, 1997, the Company had substantial amounts of deferred tax assets primarily related to net operating loss carryforwards. In prior years, management has fully reserved these deferred tax assets. In 1997, management reduced the valuation allowance on the Company's net deferred tax assets since they believe it is more likely than not that deferred tax assets of $550,000 will be realized. As a result, income tax expense was reduced from expected amounts.

        Management's belief that it is more likely than not that the deferred tax assets will be realized is based partially on the Company's 1997 US income tax payable of $225,000 which is available for refund through 2000. In addition, the Company's recent history of US taxable income before the utilization of net operating loss carryforwards for the years ending September 30, 1997, 1996 and 1995 of $2,000,000, $1,300,000, and $1,260,000, supports management's belief that it is more likely than not that the recorded deferred tax assets will be realized. Management estimates that the recorded deferred tax assets will be recovered within the next fiscal year. If the Company is unable to generate the income necessary to realize the recorded amounts of deferred tax assets, these assets would be charged to operations. At September 30, 1997, management has reserved $2,165,000 of the total deferred tax assets of $2,715,000. Even though the Company has significant reserves on deferred tax assets and significant net operating loss carryforwards, the Company may be required to pay US income taxes in the future since the use of its loss carryforwards for US tax purposes is limited to $545,000 per year.

Net Profit/Loss

1997 vs. 1996

     Consolidated net income was $502,000 for fiscal 1997 compared to $1,418,000 in fiscal 1996. The decrease in net income of $916,00 for fiscal 1997 is the result of increased operating expenses associated with the acquisition of SES. These expenses were partially offset by a decrease in the deferred tax valuation reserve of $332,000. The Company experienced significant costs increases in Research, Development and Administration and an increase in the amortization of goodwill from the acquisition of SES. In fiscal 1997, the Company capitalized $1,100,000 in development costs for the mv.BASE and mv.ENTERPRISE new products which will increase amortization expense in 1998.

        The proforma operating income decreased by $1,312,000 or 78%. This decline is the result of the $19,734,000 decline in revenues and the level of operating expenses as a percent to sales growing from 33% of revenues in 1996 to 43% in 1997. The Company has taken measures in 1997 to reduce these expenses which are expected to be realized in 1998.

1996 vs. 1995

        Net income was $1,418,000 for fiscal 1996 compared to a net loss of $2,065,000 for fiscal 1995. The improvement in net income of $3,483,000 for fiscal 1996 over fiscal 1995 is the result of a full year of participation in GAL with Boundless, the divestiture of two vertical product lines, and increased income from the introduction of the Company's Power95 line released at the end of fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had a $3,000,000 deficit working capital primarily caused by 5,200,000 of current liabilities related to the acquisitions of Sequoia and the $625,000 payment due to Boundless

        During fiscal 1997, the Company generated $3,149,000 of cash flow from operations as compared to $220,000 for fiscal 1996 and a use of cash from operations for 1995 of $343,000. The Company's cash generated before depreciation and amortization and deferred taxes was $2,334,000 for fiscal 1997 compared to $1,727,000 for fiscal 1996 and a use of cash of $1,710,000 for fiscal 1995. The improvement for 1997 and 1996 was a result of increased sales levels from the previous year combined with the disposition of unprofitable operations in fiscal 1995. Working capital requirements increased $1,507,000 in fiscal 1996 due to increase in inventory levels and decreases in advances from customers, partially offset by a decrease in receivables.

        Cash used in investing activities increased from $201,000 in 1996 to $1,788,000 in fiscal 1997 primarily due to increased capitalized software development costs. During fiscal 1997, the Company capitalized $1,100,000 of software development costs primarily related to mv.Base and mv.Enterprise products. The decrease from 1995 levels of cash used in investing activities of $1,527,000 was primarily the result of decrease in facility costs related to the move to the Company's new facilities.

        Cash used in financing activities was $774,000 in fiscal 1997 compared to break-even in fiscal 1996 and proceeds from financing activities of $1,741,000 in 1995. During fiscal 1997, the Company repaid amounts primarily related to the SES. The 1995 proceeds were generated by the sale of SGA Pacific.

        The Company had an agreement with Imperial Bank for a revolving line of credit, not to exceed $2,000,000, collaterized by domestic accounts receivable. The amount of advances was dependent upon eligible accounts receivable. The varying domestic sales activities impacted the Company's full utilization of this facility. At September 30, 1997, the balance of the loan was $1,884,000; on this date GA was not in compliance with current ratios covenants of the line of credit. The Company received a waiver from the lender with regards to the covenant.

        Effective December 18, 1997, the Company entered into a $5,000,000 line of credit with Comerica Bank. The agreement requires interest at prime plus 2%. Advances under the line are limited to 80% of eligible product receivables and 60% of eligible service receivables. The agreement contains various covenants and restrictions, including restrictions on the Company's ability to pay dividends. Management believes that the credit facility is sufficient to meet its requirements. As of January 9, 1998, $1,900,000 was drawn on this line of credit and $800,000 available for future borrowings.

        Effective October 11, 1997, the Company acquired the Sequoia Enterprise Systems (SES) operations from Sequoia Systems, Inc. The purchase price was $11,347,000. This acquisition was important because it opened up the high-end fault tolerant Pick marketplace to GA and it added $12,679,000 in service and support revenues. (See Note 11 to the Financial Statements). September 30, 1997, the Company had $7,300,000 in outstanding debt related to this acquisition. The majority of this debt requires payments based on a percentage of revenues. Management expects that $5,200,000 of this debt will be paid in 1998.

        In January 1997, the Company borrowed a total of $500,000 from certain individuals. The loan is evidenced by a Subordinated Promissory Note which bears interest at the rate of 15% per annum, is payable in twenty-four equal monthly installments, and is subordinated to all indebtedness of the Company to banks and other financial institutions. (See " Certain Relationships and Related Transactions".) At

     In April 1996 the Company entered into a license agreement with McDonnell Douglas Information Systems Limited ("MDIS"), under which the Company acquired rights to use and sublicense certain software owned by MDIS. The Company's agreement with MDIS called for the Company to make six annual payments to MDIS on April 26 of each year from 1997 through 2002, inclusive, of $400,000, $650,000, $700,000, $700,000, $700,000 and $700,000, respectively. The Company did not make the payment due in April 1997, and has entered into an agreement with MDIS to end the contract. GA will make twelve monthly payments in 1998 totaling $400,000, which has been reserved in 1997.

Accounting Pronouncements

     The FASB has issued various pronouncements which will be adopted as required. (See Note 1 to the Financial Statements).

YEAR 2000 ISSUES

Problem:

        The Year 2000 Issue is the result of computer programs which do not have sufficient digits to define the Year 2000. Any company whose computer programs are date-sensitive may find their systems recognizing the year 2000 as 1900. This situation could be disruptive to a company's operations, invoicing, inventory controls and other business activities.

Current Internal Systems:

Based on a recent assessment, the Company has determined that its systems used to support its operations are compatible with the year 2000. Consequently, the Company does not feel that its operations will be adversely affected by the Year 2000 nor will it experience material additional costs associated with this.

Service and Support Contracts.

The Company has approximately 4,000 service and support contracts. On those systems the Company will provide modest upgrades to bring the systems into compliance. Management does not believe this will be a costly undertaking since the Pick solution has not used a two digit conversion from its inception. Certain customers do not have or have acquired elsewhere, hardware and software from sources other than GA. In these cases, the Company will offer professional services on a fee basis to bring them into compliance. In some cases, the customers may have to purchase all or part of new systems.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Schedules on Page 28 of this report.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 11, 1997, the Company dismissed Price Waterhouse LLP as the Company's independent accountants. The Company's decision to change independent accountants was approved by the Audit Committee of the Company's Board of Directors. Neither of the reports of Price Waterhouse LLP on the Company's financial statements for the two most recent fiscal years preceding the dismissal contained an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years preceding the dismissal and through September 11, 1997, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused them to make a reference thereto in their report on the financial statements for such years. During the Company's two most recent fiscal years preceding and thorough September 11, 1997, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v). Price Waterhouse LLP has furnished a letter addressed to the Securities and Exchange Commission stating that Price Waterhouse LLP agree with the above statements.

        The Company engaged McGladrey & Pullen as its new independent accountants as of October 7, 1997. During the Company's two most recent fiscal years preceding the dismissal of Price Waterhouse LLP, and through October 7, 1997, neither the Company nor anyone on its behalf consulted with McGladrey & Pullen regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was ether a subject of disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information with respect to the directors and executive officers of the Company, see the information appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1998 under the caption "Election of Directors" and under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934", which information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

      For information with respect to the compensation of certain executive officers of the Company, see the information appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1998 under the caption "Executive Compensation", which information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        For information with respect to the security ownership of certain beneficial owners and management of the Company, see the information appearing in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held February 6, 1998 under the caption "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information with respect to certain relationships and related transactions, see the information appearing on the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on February 6, 1998 under the caption "Certain Relationships and Related Transactions", which information is incorporated herein by reference.

 ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

        See Index to Consolidated Financial Statements and Schedules on Page 28 of this report.

Reports on Form 8-K

(1) 8-K Filed August 4, 1997 regarding the acquisition of certain assets from Liberty Project Limited Partnership, and the issuance of securities by the Company in reliance on the exemption from registration under the Securities Act of 1933 provided by Regulation S.

(2) 8-K/A filed August 29, 1997 for the purpose of filing the following financial statements in connection with the acquisition by the Company of the Sequoia Enterprise Systems division of Sequoia Systems, Inc.

        (a) Financial statements of the Sequoia Enterprise Systems Division of Sequoia Systems, Inc.:

               Report of Independent Accountants

               Consolidated Balance Sheets as of June 30, 1996 and 1995

               Consolidated Statements of Operations for the Three Years Ended June 30, 1996

               Consolidated Statements of Cash Flows for the Three Years Ended June 30, 1996

               Statements of Parent Investment for the Three Years Ended June 30, 1996

               Notes to Consolidated Financial Statements

        (b)    Pro Forma financial Information:

               Unaudited Pro Forma Condensed Financial Information - Description of Transaction

               Unaudited Pro Forma Condensed Statement of Operations for the Nine Months Ended June 30, 1997

               Unaudited Pro Forma Condensed Statement of Operations for the Year Ended September 30, 1996

(3) 8-K filed September 18, 1997, as amended by an 8-K/A filed September 19, 1997, regarding the dismissal of Price Waterhouse LLP as the Company's independent accountants.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)


(4) 8-K filed October 8, 1997 regarding the engagement of McGladrey & Pullen as the Company's independent accountants.

        Financial Statements

3.1 Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's 10-K for the year ended June 30, 1989.

3.2            Bylaws of the Company, incorporated herein by reference to
               Exhibit 3.0 to the Company's 10-K for the year ended June 30, 1988.

10.1 License Agreement dated November 23, 1982 between the Company and Pick Computer Works, Inc. incorporated herein by reference to
               Exhibit 10 to the Company's Registration Statement on the Form S-1 filed June 5, 1986.

10.2 The following agreements between the Company and Sanderson Electronics PLC, dated as of January 6, 1989: Common Stock Warrant Agreement ("Mirror Rights Agreement"), and Common Stock Registration Rights Agreement, incorporated herein by reference to Exhibit 10(x) to the Company's 10-K for the year ended June 30, 1989.

10.3 Agreement between the Company and Future Services Ltd., dated March 16, 1996, incorporated herein by reference to Exhibit 10(m) to the Company's 10-K for the year ended September 30, 1996.

10.4 Operating Agreement dated May 22, 1995 between the Company and SunRiver Data Systems, incorporated herein by reference to
               Exhibit 10(n) to the company's 10-K for the year ended September 30, 1996.

10.5 Asset Purchase Agreement dated as of October 3, 1996 between the Company and Sequoia Systems, Inc., incorporated herein by reference to Exhibit 2 to the Company's 8-K filed October 15, 1996.

10.6 Stock Purchase Warrant dated October 11, 1996 issued by the Company to Sequoia Systems, inc., incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed October 15, 1996.

10.7 Registration Rights Agreement dated October 11, 1996 between the Company and Sequoia Systems, Inc., incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed October 15, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

10.8 Loan Agreement dated October 30, 1996 between the Company and Imperial Bank, incorporated herein by reference to Exhibit 10(r) to the Company's 10-K for the year ended September 30, 1996.

10.10 Amendment dated January 27, 1997 to the Loan Agreement dated October 30, 1996 between the Company and Imperial Bank.

10.11 Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie.

10.12          The Company's 1991 Stock Option Plan, as amended.

10.13          The Company's 1991 Directors' Stock Option Plan, as amended.

10.14 Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc.

10.15 License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited.

10.16 Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie.

10.17 Agreement by and between General Automation, Inc. and MDIS dated December 22, 1997.

10.18 Loan Agreement dated December 18, 1997 between the Company and Comerica Bank.

10.19 Letter Agreement dated October 1, 1997 between the Company and Texas Micro, Inc., formerly Sequoia Systems, Inc. ("Texas Micro"), amending the Asset Purchase Agreement between the Company and Texas Micro dated October 3, 1996 and the Registration Rights Agreement between the Company and Texas Micro dated October 11, 1996, together with the related Promissory Note dated October 1, 1997 in the original principal amount of $1,428,899 payable by the Company to Texas Micro.

21             Subsidiaries of the Company.

23.1           Consent of Independent Accountants - McGladrey & Pullen, LLP.

23.2           Consent of Independent Accountants - Price Waterhouse, LLP.

27             Financial Data Schedule.

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GENERAL AUTOMATION, INC.



Date: January 12, 1998                By:       /s/ John R. Donnelly
      ----------------                    -------------------------
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

Signature                              Title                                Date
---------                              -----                                ----
   /s/ Lawrence Michels                Chairman of the Board,         January 12, 1998
-------------------------------        Director
Lawrence Michels

   /s/ Robert D. Bagby                 Vice Chairman, Director        January 12, 1998
-------------------------------
Robert D. Bagby

   /s/ Jane M. Christie                President, CEO, Director       January 12, 1998
-------------------------------
Jane M. Christie

   s/ Leonard M. Mackenzie             Director                       January 12, 1998
-------------------------------
Leonard N. Mackenzie

   /s/ Robert M. McClure               Director                       January 12, 1998
-------------------------------
Robert M. McClure

   /s/ Paul L. Morigi                  Director                       January 12, 1998
-------------------------------
Paul L. Morigi

   /s/ Philip T. Noden                 Director                       January 12, 1998
-------------------------------
Philip T. Noden

   /s/ John R. Donnelly                Vice President and             January 12, 1998
-------------------------------        Chief Financial &
John R. Donnelly                       Accounting Officer

                            GENERAL AUTOMATION, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
 -------------------------------------------------------------------------------

 INDEPENDENT AUDITOR'S REPORTS ON THE
    FINANCIAL STATEMENTS                                             F-1 and F-2

 -------------------------------------------------------------------------------

 FINANCIAL STATEMENTS

    Consolidated balance sheets                                      F-3 and F-4
    Consolidated statements of operation                                     F-5
    Consolidated statements of stockholders' equity                          F-6
    Consolidated statements of cash flows                            F-7 and F-8
    Notes to consolidated financial statements                        F-9 - F-28

 -------------------------------------------------------------------------------

 INDEPENDENT AUDITOR'S REPORT
    ON THE SCHEDULE                                                F-29 and F-30

 -------------------------------------------------------------------------------

 SCHEDULE

    Schedule II - Valuation and qualifying account                          F-31

 -------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and
  Board of Directors of
General Automation, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of General Automation, Inc. and its subsidiaries at September 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion expressed above.




Price Waterhouse LLP




Costa Mesa, California
December 9, 1996

                          INDEPENDENT AUDITOR'S REPORT
                           ON THE FINANCIAL STATEMENTS


To the Board of Directors
General Automation, Inc.
Irvine, California


We have audited the accompanying consolidated balance sheet of General Automation, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Automation, Inc. and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




McGLADREY & PULLEN, LLP




Anaheim, California
December 19, 1997

GENERAL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996

ASSETS (Note 6)                                                  1997             1996
-------------------------------------------------------      -----------      -----------
Current Assets
    Cash                                                     $   797,000      $   119,000
    Accounts receivable, net of allowance for doubtful
      accounts of $309,000 in 1997 and $561,000 in 1996        5,358,000        3,600,000
    Due from related parties                                      56,000           86,000
    Inventories (Note 2)                                       4,999,000        2,979,000
    Prepaid expenses                                             569,000          768,000
    Deferred tax asset (Note 9)                                  550,000                -
                                                             -----------      -----------

            TOTAL CURRENT ASSETS                              12,329,000        7,552,000

 Long-Term Receivable (Note 11)                                  570,000          570,000

 Property, Plant and Equipment (Note 3)                        2,431,000        1,392,000

 Goodwill, net of accumulated amortization of
  $1,385,000                                                   7,085,000                -

 Other Assets, net (Note 4)                                    1,994,000          757,000
                                                             -----------      -----------

            TOTAL ASSETS                                     $24,409,000      $10,271,000
                                                             ===========      ===========


See Notes to Consolidated Financial Statements.

 GENERAL AUTOMATION, INC.

 SEPTEMBER 30, 1997 AND 1996

 LIABILITIES AND STOCKHOLDERS' EQUITY                              1997               1996
 ------------------------------------                         ------------       ------------
Current Liabilities
   Bank line of credit (Note 6)                                $ 1,884,000         $  528,000
   Accounts payable                                              3,806,000          2,967,000
   Advances from customers                                       1,338,000            709,000
   Accrued expenses, including $258,000 due to a related
     party in 1997 (Note 5)                                      2,838,000          1,903,000
   Notes payable and current maturities of long-term
     debt (Note 6)                                               5,495,000            235,000
                                                              ------------       ------------

           TOTAL CURRENT LIABILITIES                            15,361,000          6,342,000
                                                              ------------       ------------

Long-Term Debt, excluding current maturities,
  including a note payable to related party of
  $350,000 in 1997 (Note 6)                                      3,269,000          1,072,000
                                                              ------------       ------------

Deferred Credit                                                          -             79,000
                                                              ------------       ------------

Commitments and Contingencies (Notes 11 and 12)

Stockholders' Equity (Notes 6, 8 and 11)
   Common stock, par value $.10 per share:
     Authorized 30,000,000 shares;
     Issued and outstanding: 1997 9,232,591 shares;
       1996 8,176,376 shares                                       923,000            818,000
   Additional paid-in capital                                   45,516,000         43,043,000
   Accumulated deficit                                         (40,581,000)       (41,083,000)
   Cumulative translation adjustment                               (79,000)                 -
                                                               -----------        -----------

           TOTAL STOCKHOLDERS' EQUITY                            5,779,000          2,778,000
                                                               -----------        -----------

           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $24,409,000        $10,271,000
                                                               ===========        ===========

GENERAL AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATION
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                       1997               1996               1995
                                                   ------------       ------------       ------------

Revenues
   Product                                         $ 10,694,000       $  9,715,000       $  7,020,000
   Service                                           26,137,000         15,745,000          7,249,000
                                                   ------------       ------------       ------------

           TOTAL                                     36,831,000         25,460,000         14,269,000
                                                   ------------       ------------       ------------

Costs and Expenses
   Cost of sales:
     Product                                          6,661,000          7,887,000          6,502,000
     Service                                         14,125,000          9,546,000          4,964,000
   Selling and administrative, including
     consulting expense of $394,000 in 1997
     to a related party and $86,000 in 1997
     for forgiveness of related
     party receivable (Note 5)                       11,383,000          4,366,000          3,704,000
   Research and development                           2,599,000          1,156,000            584,000
   Amortization of goodwill                           1,385,000                  -                  -
   Other, net                                                 -            258,000            181,000
                                                   ------------       ------------       ------------

           TOTAL                                     36,153,000         23,213,000         15,935,000
                                                   ------------       ------------       ------------

           INCOME (LOSS) FROM OPERATIONS                678,000          2,247,000         (1,666,000)

Interest Income                                          71,000             60,000             35,000

Interest Expense                                       (382,000)          (274,000)          (434,000)
                                                   ------------       ------------       ------------

           INCOME (LOSS) BEFORE PROVISION
              (BENEFIT) FOR INCOME TAXES                367,000          2,033,000         (2,065,000)

Provision (Benefit) for Income Taxes (Note 9)          (135,000)           615,000                  -
                                                   ------------       ------------       ------------

           NET INCOME (LOSS)                       $    502,000       $  1,418,000       $ (2,065,000)
                                                   ============       ============       ============

Net income (loss) per common and
   common equivalent share                         $       0.05       $       0.18       $      (0.26)
                                                   ============       ============       ============


See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                                      Common Stock             Additional                    Cumulative
                                --------------------------      Paid-In       Accumulated    Translation
                                  Shares         Amount         Capital         Deficit       Adjustment
                                -----------    -----------    ------------    ------------    ---------

Balance at September 30, 1994    11,366,776    $ 1,137,000    $ 42,420,000    $(40,457,000)   $ 146,000

   Net (loss)                             -              -               -      (2,065,000)           -

   Stock retired from sale
     of SGA                      (4,100,000)      (410,000)        113,000          21,000     (146,000)

   Stock issued for legal
     settlement                     125,000         12,000               -               -            -
                                -----------    -----------    ------------    ------------    ---------

Balance at September 30, 1995     7,391,776        739,000      42,533,000     (42,501,000)           -

   Net income                             -              -               -       1,418,000            -

   Stock options and warrants
     exercised (Note 8)             784,600         79,000         510,000               -            -
                                -----------    -----------    ------------    ------------    ---------

Balance at September 30, 1996     8,176,376        818,000      43,043,000     (41,083,000)           -

   Net income                             -              -               -         502,000            -

   Stock options and warrants
     exercised (Note 8)             155,500         15,000         119,000               -            -

   Stock and stock warrants
     issued for acquisitions
     (Note 11)                      900,715         90,000       2,573,000               -            -

   Adjustment to cash portion
     of purchase price of
     acquisition (Note 11)                -              -        (219,000)              -            -

   Translation adjustment                 -              -               -               -      (79,000)
                                -----------    -----------    ------------    ------------    ---------

Balance at September 30, 1997     9,232,591    $   923,000    $ 45,516,000    $(40,581,000)   $ (79,000)
                                ===========    ===========    ============    ============    =========


See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                      1997              1996              1995
                                                  -----------       -----------       -----------
Cash Flows Provided by (Used In) Operating
 Activities
   Net income (loss)                              $   502,000       $ 1,418,000       $(2,065,000)
   Adjustments to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
     Gain from disposal of assets                     (42,000)          (55,000)                -
     Depreciation and amortization                  2,424,000           364,000           355,000
     Deferred taxes                                  (550,000)                -                 -
     Changes in assets and liabilities:
       (Increase) decrease:
         Receivable                                  (124,000)        1,993,000        (3,846,000)
         Inventories                                1,023,000        (1,253,000)          563,000
         Prepaid expenses                             466,000          (583,000)          (11,000)
         Other assets                                (113,000)          (33,000)           79,000
       Increase (decrease):
         Accounts payable                              58,000             8,000         1,662,000
         Advances from customers                     (440,000)       (2,692,000)        3,160,000
         Accrued expenses                             (55,000)        1,053,000          (240,000)
                                                  -----------       -----------       -----------
           NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                  3,149,000           220,000          (343,000)
                                                  -----------       -----------       -----------

Cash Flows (Used In) Investing Activities
   Acquisitions                                      (330,000)                -                 -
   Purchase of property, plant and equipment         (401,000)         (101,000)       (1,328,000)
   Proceeds from disposal of assets                    42,000            55,000                 -
   Capitalized software costs                      (1,099,000)         (168,000)         (178,000)
   Investment in subsidiary                                 -            13,000           (21,000)
                                                  -----------       -----------       -----------
           NET CASH (USED IN) INVESTING            (1,788,000)         (201,000)       (1,527,000)
             ACTIVITIES                          ------------      ------------      ------------

Cash Flows Provided by (Used In) Financing
 Activities
   Proceeds from issuance of common stock             134,000           589,000                 -
   Proceeds from issuance of notes                  3,075,000           267,000         1,357,000
   Principal payments on notes payable             (3,953,000)         (857,000)       (1,407,000)
   Proceeds from sale of SGA Pacific                        -                 -         1,791,000
                                                  -----------       -----------       -----------
           NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                   (744,000)           (1,000)        1,741,000
                                                  -----------       -----------       -----------

Effect of exchange rate changes on cash                61,000                 -                 -
                                                  -----------       -----------       -----------

           INCREASE (DECREASE) IN CASH                678,000            18,000          (129,000)

Cash at beginning of year                             119,000           101,000           230,000
                                                  -----------       -----------       -----------

Cash at end of year                               $   797,000       $   119,000       $   101,000
                                                  ===========       ===========       ===========

See Notes to Consolidated Financial Statements.

 GENERAL AUTOMATION, INC.

 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                          1997                1996             1995
                                                      -----------         -----------       ---------

Cash Paid During the Period for:
   Interest                                           $   339,000         $   274,000        $452,000
                                                      ===========         ===========        ========

   Income taxes                                       $   271,000         $         -        $     -
                                                      ===========         ===========        ========

Supplemental Disclosure of Noncash Investing
   and Financing Activities
   Acquisition of Sequoia Enterprise
     Systems, Inc. (Note 11)
   Working capital acquired, net of cash              $ 2,298,000         $         -        $      -
   Fair value of long-term assets acquired              1,470,000                   -               -
   Goodwill recorded on acquisition                     8,366,000                   -               -
   Long-term debt assumed                              (9,472,000)                  -               -
   Common stock and warrants issued                    (2,375,000)                  -               -
                                                      -----------         -----------        --------

                                                      $   287,000         $         -        $      -
                                                      ===========         ===========        ========

Acquisition of Liberty Integration Software,
  Inc. (Note 11)
   Working capital acquired, net of cash              $    (5,000)        $         -        $      -
   Fair value of long-term assets acquired                 12,000                   -               -
   Goodwill recorded on acquisition                       104,000                   -               -
   Common stock issued                                    (68,000)                  -               -
                                                      -----------         -----------        --------

                                                      $    43,000         $         -        $      -
                                                      ===========         ===========        ========

Acquisition of Software for Common Stock
   (Note 11)                                          $   220,000             $     -           $   -
                                                      ===========         ===========        ========

Increase in Cash Portion of Purchase Price
   of Acquisition (Note 11)                           $   219,000             $     -           $   -
                                                      ===========         ===========        ========

See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.     NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

The Company is engaged in the development, design and sale of computer software and hardware and related field support services. The Company has divisions and subsidiaries located in the United States, Canada, Australia and England. The Company sells products in the United States through over 200 value-added resellers based on credit terms established for individual customers. The Company provides service and support throughout North America to over 3,000 customers.

The Company's major product line utilizes Pick software as its operating system. The Company is authorized, on a nonexclusive basis, to use and sublicense the use of the Pick software indefinitely, in accordance with the terms of license agreements. Invalidation or cancellation of the Pick license could adversely impact the Company's business. Management does not believe that it is operating in such a manner as to prompt cancellation of any of the Pick licenses. Furthermore, management believes that there are alternative courses of action which could be pursued in the event of such a cancellation so as to not adversely impact the operations of the Company.

A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

Use of estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries: Sequoia Systems (UK) Limited, Liberty Integration Software, Inc., General Automation, LLC and General Automation PTY Ltd. (formally known as Sequoia Asian Pacific PTY Ltd) and its wholly-owned subsidiary Sequoia Systems (Australia) PTY Ltd. All significant intercompany transactions and accounts have been eliminated.

Revenue recognition:

Revenues for sales of products are recognized when shipped. Revenue is not recognized on product sales if significant obligations remain or collectibility is in doubt. Revenues for maintenance service contracts are recognized on a monthly basis ratably over the period of the contracts. Cash payments received and billings in advance of revenue recognition are recorded as a liability "advances from customers" and recognized as revenue when earned.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Warranties:

All products, except the lowest-end models, carry a one-year warranty, during which all maintenance, labor and parts are covered. The Company defers the recognition of a portion of the revenue allocated to the maintenance obligation and accrues for expected future warranty costs at the time of sale.

Inventories:

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements include primarily materials. Market is considered to be selling price less allowance for normal selling expenses. In order to properly service the Company's maintenance contracts, the Company maintains quantities of parts and subassemblies related to the computer systems of its customers with maintenance contracts. Some of these parts do not use current technologies; however, the Company will continue to utilize them in service contracts as long as its customer base continues to operate with older technology. These parts are classified as inventory in the accompanying consolidated balance sheet. When a part is placed in a customer's system, the cost to refurbish the replaced part is expensed and the refurbished part is replaced into inventory. The Company amortizes the costs of these component parts over a seven-year life and periodically evaluates the remaining utility and recoverability of the recorded balances.

Property, plant and equipment:

Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

--------------------------------------------------------------------------------

    Building                                                  30 years
    Machinery and equipment                                   3-7 years
    Furniture and fixtures                                    3-7 years
    Leasehold improvements                               Lease term or asset
                                                       life, whichever is less

Capitalized Software Development costs:

All capitalized software development costs are amortized on a straight-line basis over the remaining estimated economic life of the product, generally three to five years. The costs capitalized are those incurred after the Company has determined the technical feasibility of a software project until the time the product is available for general release to customers The project amortization does not commence until after the general release of the product and is included in the cost of sales. Management periodically compares the recorded amount of capitalized software development costs to the net realizable value of the software product based on expected future revenues. Any amounts in excess of net realizable value is charged to operations.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill:

Goodwill is being amortized on a straight-line basis over its estimated useful life of sixty months. Management periodically evaluates goodwill for impairment by comparison of the recorded amount to the estimated gross future cash flows. If permanent impairment is indicated, the Company reduces the recorded amount of goodwill to its estimated fair value.

Income taxes:

Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and development:

Company-sponsored research and development costs are charged to expenses as incurred.

Earnings per common and common equivalent share:

Earnings per common and common equivalent share are determined by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive common stock equivalents related to stock options were determined using the treasury stock method. Earnings per common and common equivalent share assuming full dilution are not materially different from primary earnings per common and common equivalents shares.

The weighted average shares outstanding used for computing earnings per share were as follows: 1997 10,102,522; 1996 7,677,627; 1995 8,036,572.

Fair value of financial instruments:

The Company values financial instruments as required by the Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and debt, except for the $5,919,000 payable related to the Sequoia acquisition, approximate fair value. As discussed in Note 11, it was not practicable to estimate the fair value a portion of the long-term receivable since the time and amounts of the principal payments are not fixed. As discussed in Note 6, the payable related to the Sequoia acquisition has repayment terms based on a percentage of revenues. As the repayment terms are not fixed, it is not practicable to estimate the fair value of this payable.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign currency translation:

The financial statements of the Company's investment in its foreign operations are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". The functional currency of the Company's foreign investments and operating divisions include the Australian dollar and other currencies. The net assets of these operations are translated at the current rate of exchange. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustment is recorded directly as a separate component of stockholders' equity.

Accounting adoptions:

During 1997, the Company adopted FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This Statement requires that long-lived assets to be held and used by an entity and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The adoption of this Statement did not have an effect on the consolidated financial statements.

The Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock option plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. Nonemployee stock-based transactions occurring after December 15, 1995 must be accounted for at fair value. The Company has elected to continue to follow the measurement principles of APB Opinion No. 25 for stock-based employee compensation, and the adoption of this pronouncement did not have a material impact on its consolidated financial statements.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New accounting pronouncements:

During the year, FASB issued several accounting pronouncements that will effect or possibly effect the accounting and reporting of the Company. Following are the requirements of these pronouncements:

   Earnings per share:

   FASB issued Statement No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Under Statement No. 128, the Company would have reported basic earnings (loss) per share as follows: 1997 $0.06; 1996 $0.18 and 1995 $(0.26). Diluted earnings per share would have been the same as the amounts previously reported as primary earnings per share.

   Reporting comprehensive income:

   In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The Statement requires a Company to disclose in the financial statements the various components of comprehensive income. The provisions of this Statement will be effective for the Company's consolidated financial statements issued for the year ending September 30, 1999.

   Segment disclosure:

   The FASB has also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending September 30, 1999. The Company has not determined if the adoption that this Statement will require the Company to report segments.

   Software revenue recognition:

   In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier applications is encouraged but management has not decided when they will adopt the provisions of the SOP. Management has not determined if the adoption of this Statement will have a material effect on the Company's consolidated financial statements.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2.    INVENTORIES

Inventories consist of the following at September 30:

                                                            1997            1996
                                                         ----------      ----------

Material and purchased subassemblies                     $3,040,000      $1,549,000
Support systems, spare parts and subassemblies, net       1,311,000       1,606,000
Work-in-process                                             420,000         115,000
Finished goods, primarily demo equipment                    588,000           9,000
                                                         ----------      ----------
                                                          5,359,000       3,279,000
Less inventory reserves                                     360,000         300,000
                                                         ----------      ----------

                                                         $4,999,000      $2,979,000
                                                         ==========      ==========


NOTE 3.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30:

                                                            1997            1996
                                                         ----------      ----------

Land and building                                       $1,436,000       $1,276,000
Machinery and equipment                                  3,590,000        2,133,000
Furniture and fixtures                                     268,000          213,000
Leasehold improvements                                      97,000           50,000
                                                        ----------       ----------
                                                         5,391,000        3,672,000
Less accumulated depreciation
   and amortization                                      2,960,000        2,280,000
                                                        ----------       ----------

                                                        $2,431,000       $1,392,000
                                                        ==========       ==========

Depreciation and amortization expense relating to property, plant and equipment for 1997, 1996 and 1995 amounted to $554,000, $64,000 and $60,000, respectively.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 4.    OTHER ASSETS, NET

Other assets consist of the following at September 30:

                                                                          1997                1996
                                                                       ----------          ----------
Capitalized software development costs, net of accumulated
  amortization of $1,403,000 in 1997 and $1,110,000 in 1996            $1,476,000            $670,000

Purchased software, net of accumulated amortization of
  $192,000 in 1997                                                        318,000                   -

Other                                                                     200,000              87,000
                                                                       ----------            --------

                                                                       $1,994,000            $757,000
                                                                       ==========            ========

During 1997, the Company acquired software of $510,000 through various acquisitions. During 1997, 1996 and 1995, the Company capitalized $1,099,000, $168,000 and $178,000 of software development costs, respectively, and $492,000, $310,000 and $295,000, respectively of such costs were amortized and included in cost of sales.


NOTE 5.    ACCRUED EXPENSES AND RELATED PARTY TRANSACTIONS

Accrued expenses consist of the following at September 30:


                                     1997                   1996
                                  ----------             ---------
Accrued income taxes              $  659,000            $  615,000
Accrued payroll                      771,000               499,000
Accrued consulting fee               258,000                     -
Accrued royalties                    358,000               252,000
Accrued warranty                     135,000                78,000
Other                                657,000               459,000
                                  ----------            ----------

                                  $2,838,000            $1,903,000
                                  ==========            ==========

In April 1997, the Company entered into a consulting agreement with a former officer for a three-year period at $325,000 per year. In connection with this agreement, the former officer's employment with the Company was terminated and outstanding stock options with an intrinsic value of $300,000 were terminated. The Company expensed the intrinsic value of the stock options upon execution of the agreement and is amortizing the remaining portion of the amount due over the life of the agreement. Future amounts due under the agreement are $325,000 in 1998 and 1999 and $189,000 in 2000. The Company may terminate this agreement after a two-year period. Upon termination of this agreement, the Company is obligated to issue a warrant to purchase a number of shares of the Company's common stock equal to any unpaid amount under this agreement divided by the fair market value of the Company's common stock at that time. The exercise price of the warrants would be the fair value at the time of issuance. The warrant would expire two years after issuance. The issuance of the warrant would satisfy any remaining obligations under this agreement.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6.    NOTES PAYABLE, LONG-TERM DEBT AND SUBSEQUENT EVENT

The Company has a $2,000,000 line of credit with a bank that expires in January 1998. The agreement bears interest at the bank's prime rate (8.5% at September 30, 1997) plus 2%. Borrowings under the line are secured by substantially all the Company's assets. The agreement requires the Company to maintain certain financial covenants and also precludes the Company from paying dividends without the bank's approval. At September 30, 1997, the Company was not in compliance with the working capital covenant and had received a waiver of this covenant from the bank for September 30, 1997. The outstanding balance at September 30, 1997 was $1,884,000. On December 18, 1997, the Company entered into a new $5,000,000 line of credit with a different bank and repaid the previous amount outstanding. Borrowings under the new line of credit are secured by all assets of the Company and bear interest at the prime rate plus 2%. The new line expires 30 days after notice or immediately upon default. Advances under the line are limited to 80% of eligible product receivables plus 60% of eligible service receivables, as defined. The new line also requires the Company to maintain certain financial covenants and precludes the payment of dividends or entering into acquisitions without prior bank approval. Management believes that the Company will be able to meet the covenants in the new agreement.

Long-term debt at September 30, 1997 consists of the following:

--------------------------------------------------------------------------------

Unsecured note payable to related party bearing
  interest at 15%, payable in monthly payments of $24,000,
  subordinate to the Company's line of credit.                   $  350,000

Mortgage note payable bearing interest at prime
  (8.5% at September 30, 1997) plus 1.5%, payable
  in monthly payments of $9,000 through November 2004
  when the remaining principal and interest is due.                 983,000

Note payable related to Sequoia acquisition (A)                   1,429,000

Payable related to Sequoia acquisition (A)                        5,919,000

Other notes payable                                                  83,000
                                                                 ----------
                                                                  8,764,000
Less current maturities                                           5,495,000
                                                                 ----------

                                                                 $3,269,000
                                                                 ==========

Payment requirements on principal balances at September 30, 1997 are due as follows for the years ended September 30: 1998 $5,495,000; 1999 $2,318,000; 2000
$17,000; 2001 $18,000; 2002 $24,000; and thereafter $892,000.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 6.    NOTES PAYABLE AND LONG-TERM DEBT (CONTINUED)

    (A) On October 1, 1997, an amendment to the asset purchase agreement between the Company and Sequoia Systems, Inc. (Note 11) was made that modified certain of the payment terms. In connection therewith, the Company signed a $1,429,000 note payable. The unsecured note bears interest at 13% and is due in monthly installments of $75,000 plus interest. In addition, the Company has agreed to pay $5,919,000 as follows: $300,000 on October 1, 1997; $400,000 on December 15, 1997 and the balance due based upon a percentage of revenues (primarily 10%) as defined in the agreement. Management has estimated the maturity of this portion of this payable is as follows: 1998 $3,620,000; 1999 $1,599,000.


NOTE 7.    EMPLOYEE BENEFIT PLANS

The Company has a profit sharing 401(k) plan covering substantially all of its domestic employees. Eligible employees may contribute 2% to 12% of their compensation up to the maximum dollar amount allowed by the taxing authorities. The Company contributes from profits amounts equal to 50% of each employee's contribution which are limited to 3% of the employee's compensation. The Company may elect to, although it is not obligated to, make contributions in years when it has no profits. Contributions for 1997, 1996 and 1995 were $94,000, $85,000 and $78,000, respectively.


NOTE 8.    STOCK OPTIONS AND WARRANTS

The Company has two stock option plans. Under the 1991 Stock Option Plan, the Company has reserves 2,035,000 shares of common stock. Under the 1991 Director's Stock Option Plan, the Company has reserved 200,000 shares of common stock. The 1991 Stock Option Plan was amended in January 1997 to increase the authorized shares from 1,300,000 to 2,035,000. Under terms of the Plans, options are granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. All options expire five years from the date of grant and contain vesting provisions established by the Board of Directors. In addition to the options available under the stock option plans, in 1995 the Company also issued, to certain directors, options to acquire 1,455,000 shares of common stock at $0.86 per share. These options were vested upon grant and expire in March 2000.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 8.    STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of stock options at September 30, 1997, 1996 and 1995 and changes during the years then ended is as follows:


                                         1997                           1996                             1995
                                -------------------------      -----------------------         ------------------------
                                                Weighted-                    Weighted-                        Weighted-
                                                Average                      Average                          Average
                                                Exercise                     Exercise                         Exercise
                                 Shares         Price            Shares      Price               Shares       Price
                                ---------       --------       ----------    ---------         ----------     ---------
Outstanding,
   beginning of year            2,183,000        $0.84          2,926,000      $0.80           1,196,000       $0.75

   Granted                        960,000         1.94             60,000       1.81           1,755,000        0.84
   Exercised                      (55,000)        1.02           (732,000)      0.75                   -           -
   Expired or terminated         (300,000)        0.75            (71,000)      0.75             (25,000)       0.75
                               ----------        -----         ----------      -----          ----------       -----
 Outstanding,
   end of year                  2,788,000        $1.23          2,183,000      $0.84           2,926,000       $0.80
                               ==========        =====         ==========      =====          ==========       =====

 Exercisable, end
    of year                     2,388,000        $0.95          2,183,000      $0.84           2,926,000       $0.80
                               ==========        =====         ==========      =====          ==========       =====

 Available for grant
    under existing
    plans, end of year            168,000                          93,000                         82,000
                               ==========                      ==========                     ==========

A further summary about options outstanding at September 30, 1997 is as follows:

                                        Outstanding                         Exercisable
                               -------------------------------  ----------------------------------
                                              Weighted-Average
                                                 Remaining                        Weighted-Average
                                  Number      Contractual Life     Number         Contractual Life
                               -------------  ----------------  -------------     ----------------

    $0.75                            343,000      23 months           343,000         23 months
    $0.86                          1,455,000      30 months         1,455,000         30 months
    $1.81                             30,000      43 months            30,000         43 months
    $1.94                            660,000      52 months           560,000         52 months
    $1.95                            300,000      50 months                 -                 -
                               -------------                    -------------

                                   2,788,000                        2,388,000
                               =============                    =============

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 8.    STOCK OPTIONS AND WARRANTS (CONTINUED)

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, the Company's net income and earnings per common and common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                                      1997              1996
                                                                    --------       -----------

Net income                                     As reported       $   502,000       $ 1,418,000
                                                Pro forma            (32,000)        1,369,000
Earnings per common and common equivalent
  share, primary and fully diluted             As reported       $      0.05       $      0.18
                                                Pro forma                  -              0.18

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted average assumptions for 1997 and 1996, respectively: expected volatility of 85% and 92% and risk-free interest 5.5% and 5.4%, expected life of 5 years and no expected dividends for all years. The estimated weighted average fair value of stock options granted in 1997 and 1996 was $1.24 and $1.33 per share, respectively.

The Company issued warrants for purchase of 250,000 shares of stock as part of the purchase agreement for Sequoia Enterprise Systems as noted at Note 11. The exercise price for each share of stock subject to the warrant is $2.50 per share. The fair value of the warrant at the date of issuance was estimated to be $2.00 per share, totaling $500,000 and was recorded as part of the acquisition cost. The warrants can be exercised either in whole or in part and expire October 2000. As discussed in Note 5, the Company also may be required to issue additional warrants to a related party upon the occurrence of certain events.

On May 2, 1997, Sanderson Computers Ltd. exercised its warrant to purchase 100,000 shares of the Company's common stock for $0.75 per share. This warrant was available to Sanderson through a "Mirror Rights Agreement" entered into in 1989. In 1996, Sanderson also acquired 56,100 shares through the "Mirror Rights Agreement". At September 30, 1997, no future "Mirror Rights" exist.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



Note 9.    INCOME TAXES

The provision (benefit) for income taxes consist of the following for the years ended September 30:

                        1997                 1996                 1995
                     ---------             --------            ----------
Current
  Federal            $ 225,000             $482,000             $       -
  State                 45,000              133,000                     -
  Foreign              145,000                    -                     -
Deferred              (550,000)                   -                     -
                     ---------             --------            ----------

                     $(135,000)            $615,000            $        -
                     =========             ========            ==========

Reasons for differences between income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:

                                                  1997             1996             1995
                                              -----------        ---------        ---------

Tax provision (benefit) calculated at
  Federal statutory rate                      $   125,000        $ 691,000        $(702,000)
Change in valuation allowance                    (332,000)               -                -
Benefit of operating loss carryforwards                 -         (355,000)               -
State income taxes                                 45,000          133,000                -
Expenses not deductible                            43,000          123,000                -
Tax benefits not provided on losses of
  domestic and foreign operations                       -                -         (405,000)
Income from sale of foreign subsidiary                  -                -        1,054,000
Other                                             (16,000)          23,000           53,000
                                              -----------        ---------        ---------

Provision (benefit) for income taxes          $  (135,000)       $ 615,000        $       -
                                              ===========        =========        =========

The Company has net operating loss (NOL) carryforwards which can be utilized to offset future taxable income. The U.S. NOL is subject to an annual limitation on its use of $545,000 due to a change in the Company's ownership in November 1994. At September 30, 1997, these carryforwards totaled approximately $5.2 million. The carryforwards expire in various years ending September 30 as follows:

 -------------------------------------------------------------------------------

     2004                                                       $  739,000
     2005                                                        1,427,000
     2006                                                        1,631,000
     2007                                                           55,000
     2008                                                          560,000
     2009                                                          788,000
                                                                ----------
                                                                $5,200,000
                                                                ==========

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 9.    INCOME TAXES (CONTINUED)

The Company also has a Canadian NOL of $215,000 which can be applied to offset future Canadian taxable income of its Liberty subsidiary. This NOL expires in 2004.

Deferred income tax assets as of September 30, 1997 and 1996, relate to the following.

                                          1997                        1996
                                      -----------                 -----------
Inventory                             $   122,000                 $   102,000
Accrued royalties                         331,000                      70,000
Other accrued expenses                    126,000                     159,000
Receivables                               102,000                     191,000
Goodwill                                  172,000                           -
NOL carryforwards                       1,862,000                   1,975,000
                                      -----------                 -----------

        TOTAL                           2,715,000                   2,497,000

Valuation allowance                    (2,165,000)                 (2,497,000)
                                      -----------                 -----------

                                      $   550,000                 $         -
                                      ===========                 ===========

Management has reduced the valuation allowance on the Company's net deferred tax assets available since they believe it is more likely than not that the deferred tax asset of $550,000 will be realized. Management based this assessment partially on the Company's 1997 U.S. tax payable of $225,000 which is available for refund through 2000. In addition, the Company's recent history of U.S. taxable income before the utilization of net operating loss carryforwards for the years ended September 30, 1997, 1996 and 1995 of $2,000,000, $1,300,000, and
$1,260,000, supports management's belief that it is more likely than not that the recorded deferred tax assets will be realized. Management estimates that the recorded deferred tax assets will be recovered within the next fiscal year. If the Company is unable to generate the income necessary to realize the recorded amounts of deferred tax assets, these assets would be charged to operations.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 10.   SEGMENT INFORMATION

In 1996 and 1995, essentially all of the Company's operations were within the United States. In 1997, due to the acquisitions described in Note 11, the Company also had operations outside the United States. Information concerning the Company's operations by geographic area for 1997 is as follows:

                             United States     Australia         Other        Eliminations        Total
                             -------------     ---------         -----        ------------        -----
Revenues                      $32,547,000      $2,367,000      $3,186,000      $(1,269,000)     $36,831,000

Operating profit
(losses)                          515,000         175,000         (12,000)               -          678,000

Interest expense                                                                                   (382,000)
Interest income                                                                                      71,000
                                                                                                -----------

        INCOME BEFORE
           INCOME TAXES                                                                         $   367,000
                                                                                                ===========

Identifiable assets           $23,492,000      $1,037,000      $  823,000       $ (943,000)     $24,409,000
                              ===========      ==========      ==========       ==========      ===========

Identifiable liabilities      $18,604,000      $  322,000      $        -       $ (296,000)     $18,630,000
                              ===========      ==========      ==========       ==========      ===========

Sales and transfers between geographic areas are made with reference to prevailing market prices and at prices approximately equal to those charged to unaffiliated distributors. Operating income is revenue less related costs and operating expenses, including other income and expense, but excluding interest income and expense.

Identifiable assets are those of the Company that are identified with operations in each geographic area.

No single customer or group of related customers accounted for 10% or more of consolidated revenues during any of the periods presented. Export revenues of the U.S. segment were less than 10% of total revenues.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 11.   ACQUISITIONS AND DISPOSITIONS

Sequoia Enterprise Systems acquisition:

On October 3, 1996, the Company entered into an Asset Purchase Agreement (the Agreement) with Sequoia Systems, Inc. (SSI). Pursuant to the Agreement, which closed on October 11, 1996 (the Closing Date), the Company acquired substantially all of the assets and businesses of SSI's business division known as Sequoia Enterprise Systems (SES). SES manufactures, services, integrates and distributes fault tolerant Motorola 68K computer systems which operate under SSI's version of UNIX and Intel based computer systems running SSI's Alpha Micro's versions of the "PICK" application environment and database software products. This acquisition was accounted for as a purchase business combination.

In exchange for the business of SES, the Company has agreed to pay a purchase price of $11,347,000 (the Purchase Price), assume certain liabilities of SES totaling approximately $2,700,000, and issue SSI a Stock Purchase Warrant (the Warrant) valued at $500,000 (Note 8). The excess of the purchase price and related acquisition costs over fair value of the net assets acquired of $8,366,000 was recorded as goodwill.

The Purchase Price is to be paid in a combination of cash, notes payable and 750,000 shares of the Company's common stock (the Payment Stock). All 750,000 shares of the Payment Stock were issued to SSI in November 1996. For purposes of payment of the Purchase Price, the Payment Stock will be valued as follows: (i) 400,000 shares (the Initial Shares) of the Payment Stock were valued at $2.50 per share, (ii) 200,000 shares will be valued at the average closing per share price during the ten trading days immediately preceding the first anniversary of the closing date, ($1.87 at October 11, 1997) and (iii) the remaining 150,000 shares (the Remaining Shares) will be valued at the average closing per share price during the ten trading days immediately preceding any date on which a valuation of the remaining shares is made for the purposes of determining the payment of the Purchase Price; provided however, if the Purchase Price is not paid in full prior to the second anniversary of the Closing Date, the Remaining Shares will be valued at the average closing per share price during the ten trading days immediately preceding the second anniversary of the Closing Date. At September 30, 1997, the value of the remaining 150,000 shares of common stock has been estimated at $1.87 per share. The Company charged stockholders' equity for $219,000 and increased the recorded amount of the payable to SSI for the decrease in the value of the stock which occurred in 1997. Any future changes in the value of the remaining 150,000 shares of common stock through the final settlement date will also adjust stockholder's equity

SSI has agreed not to sell, make any short sale, loan or grant any options for the purchase of any Payment Stock or until the first anniversary of the Closing Date, with respect to any of the shares in excess of 400,000 shares of the Payment Stock, and until, the second anniversary of the Closing Date with respect to any shares of the Payment Stock in excess of 600,000 shares.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 11.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Sequoia Enterprise Systems acquisition: (continued)

The assets acquired by the Company did not include the accounts receivable of SES. However, SSI was obligated to pay the Company an amount equal to 40% of the SES accounts receivable collections in existence on the Closing Date, as collections were made, until the Company received the total amount of $1,560,000.

Unaudited pro forma consolidated results of operations and earnings per share for 1997 and 1996 as though Sequoia had been acquired as of October 1, 1995 is as follows:

                                                        1997           1996
                                                    -----------     ----------
Sales                                               $37,521,000     $57,255,000
                                                    ===========     ===========

Net income                                          $   228,000     $   985,000
                                                    ===========     ===========

Earnings per common and common equivalent share     $      0.02     $      0.12
                                                    ===========     ===========

The information presented above reflects adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and an estimated effective tax rate for these differences of 34%. The above information does not reflect an adjustment of $1,771,000 (unaudited) incurred by SES for restructuring charges in 1996 which management believes are nonrecurring in nature.

General Automation, LLC:

In May 1995, the Company and SunRiver Data Systems, now called Boundless Technologies (Boundless) formed a limited liability company, General Automation, LLC, (GAL) with the Company owning 51% interest and Boundless owning a 49% interest. In accordance with the terms of the Operating Agreement (the Agreement), GAL will be dissolved upon the earlier of certain events as described in the Agreement or twenty years. GAL was formed to allow the Company to acquire SunRiver's version of the PICK system.

Under the terms of the Agreement, GAL operates and manages both the Company's and Boundless' PICK business. Boundless is entitled to receive payments from GAL in an amount equal to a percentage of GAL's net revenues, as defined in the Agreement, whether or not GAL is profitable. The percentage of net revenue which Boundless is entitled to receive is 12% in the first year of the Agreement with decreasing amounts annually to 7% in the fifth year. However, the percentage of net revenues payable to Boundless is subject to certain adjustments. Subsequent to the fifth year of the agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between the parties. The Company is entitled to retain all of the cash generated by GAL, if any, after the payments of the net revenue percentage to Boundless. The Company accounts for the payments due to Boundless as royalty expense and has included approximately $2,000,000 in costs of sales relating to this arrangement. Included in accounts payable and accrued expenses at September 30, 1997 is approximately $625,000, due to Boundless, in connection with this Agreement.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 11.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

General Automation, LLC: (continued)

In May 2000, the Company has the option to purchase Boundless' interest in GAL for common stock in the Company, equal to 9% of each class of the then outstanding stock in the Company. Upon issuance of the stock to Boundless, the Company is immediately obligated to register the shares in accordance with the Securities Act of 1933.

Under the terms of the Agreement, the Company has been designated as the sole manager of GAL. However, if GAL fails to achieve certain agreed upon revenue or profit projections, Boundless has the right to jointly manage GAL with the Company. Further, Boundless may replace the Company as the manager of GAL upon the occurrence of certain other events, including the failure to pay Boundless the percentage of net revenues discussed above. The Company has not made the payments discussed above on a timely basis. The Company has not received any notice regarding its replacement as the manager of GAL.

During the first year of the Agreement, the Company received a management fee of $1,031,000, for managing GAL. However, the Company will not be entitled to any compensation or management fees subsequent to the first year.

Liberty Acquisition:

Effective October 1, 1996, the Company entered into an agreement whereby it acquired all of the issued and outstanding shares of Liberty Integration Software, Inc. (Liberty). Liberty offers products and services which provide connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client server development tools and internet applications. Liberty began operations in July 1995. The purchase price consisted of $60,000 Canadian (approximately $40,000 U.S. dollars) and 25,000 shares of GAI common stock. This acquisition was accounted for as a purchase business combination. In July 1997, the Company also acquired all rights to certain software products which Liberty previously distributed under a license agreement for 125,715 shares of common stock valued at $220,000. The pro forma effect of these acquisitions was not material.

Disposition to Sanderson Computers:

The Company entered into an agreement with Sanderson Computers, Inc., (SCI) effective August 28, 1995, whereby SCI is responsible for the worldwide sales of the Zebra 2000 Library Automation Software Applications and Maxial Hotel Management Software Applications systems. Additionally, SCI has assumed the responsibility for completing the Company's backlog of Zebra 2000 contracts, which totaled approximately $400,000 at the date of the agreement. The Company will receive royalty payment from the Maxial software revenues and an annual exclusivity fee of $20,000. The Company will receive no revenues from the Zebra 2000 systems, as that product is owned by SCI's parent to whom the Company was paying a royalty. The exclusivity granted to SCI is for a period of one year, renewable for two consecutive one-year periods and will expire on September 30, 1998. SCI has used the Company employees to provide support to its customers who use these systems, for which the Company has been compensated at fair value.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 11.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

SGA acquisition and disposition:

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

On July 1, 1990, the Company purchased an additional 21.8% interest in SGA from Sanderson Electronics, PLC, for $875,000. As the Company became a majority (51.1%) stockholder, SGA's operations were consolidated with the Company from July 1, 1990. On November 10, 1994, with retroactive effect from October 1, 1994, the Company sold its 51% share of SGA Pacific, Ltd. to Sanderson Technology, Ltd. In consideration, Sanderson Technology Ltd. paid the Company $1,000,000 in cash, $1,000,000 in a 24-month note, plus transferred 4,100,000 shares of the Company's common stock back to the Company, which were retired. This brought Sanderson's interest in the Company down to under 10%. The sale was recorded as capital transaction due to the related party nature of the transaction.

Disposition of Eurosystems:

Effective September 30, 1993, the Company sold its 61% share of Eurosystems to the minority stockholders of Eurosystems (Krypton Group Ltd.) for $750,000. The terms included a note receivable in the amount of $750,000 if paid by December 31, 1993, or $795,000, including $45,000 interest if paid before March 31, 1994. If not repaid by March 31, 1994, the note was repayable in 33-monthly installments of $30,000. The note was not paid by March 31, 1994 and after receiving six-monthly installments, payments were suspended by Krypton. In 1995, Krypton filed for bankruptcy.

In March 1996, the Company received a new $600,000 note from Future Services, Ltd., a newly formed Company in Great Britain and owned by the former Krypton management, to repay the $570,000 note receivable balance currently recorded in the balance sheet. This note bears interest at 10%, payable monthly, with the Company sharing 50% of the net profits of Future Services, Ltd. until the debt is repaid. Subsequent to September 30, 1997, Future Services, Ltd., was purchased by 4 Front Software Company. The Company received 24,540 shares of 4 Front Software Company's common stock valued at $245,000. The Company amended the note and reduced the amount due to $350,000, payable in three years. Management expects to receive full collection of the remaining $350,000. During 1997, the Company recorded $38,000 of interest income on this note, which was received in cash.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 11.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

McDonnell Information Systems Limited:

In April 1996, the Company entered into a license agreement with McDonnell Information Systems Limited (MDIS) of the United Kingdom. This agreement was to give the Company rights to sell certain software owned by MDIS. A dispute arose as to the effectiveness of the software and the agreement was terminated in December 1997 with the Company agreeing to pay $400,000 in twelve-monthly payments. This amount has been accrued in the Company's 1997 financial statements.


NOTE 12.   COMMITMENTS AND CONTINGENCIES

Operating leases:

The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for the years ended September 30, 1997, 1996 and 1995 were $1,392,000, $200,000 and $305,000, respectively.

As of September 30, 1997, the future minimum rental commitments required under existing noncancelable operating leases are as follows:

--------------------------------------------------------------------------------

 1998                                                                 $  676,000
 1999                                                                    564,000
 2000                                                                    563,000
 2001                                                                    100,000
                                                                      ----------

                                                                      $1,903,000
                                                                      ==========

Litigation:

The Company is a defendant in various lawsuits and claims which have arisen in the normal course of its business. While it is not possible to predict with certainty the outcome of such litigation and claims, it is the opinion of Company management, based in part on consultations with counsel, that the liability of the Company, if any, arising from the ultimate disposition of any or all such lawsuits and claims is not material to the consolidated financial statements of the Company.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 12.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 1991, the Company was named as one of three defendants in a lawsuit brought by the owner of certain real property once leased and used by a division of the Company. The lawsuit sought relief from alleged environmental damages which may have occurred on the property before, during, or after the time the Company leased the property. In August 1997, for the purpose of settling the lawsuit, all of the parties to the lawsuit, including the Company, entered into a Consent Decree, and the Company entered into related agreements with the three insurance companies which had been funding the Company's defense of the lawsuit under insurance policies held by the Company. Under the Consent Decree issued in December 1997 and the related agreements, the Company will be released from all liability related to the lawsuit in exchange for payments totaling $1,050,000, funded by the Company's insurance carriers, to an escrow account, which has been established to finance the remediation of the contamination on and around the property. Management believes the ultimate resolution of this matter will not result in any future liabilities to the Company and no liability has been recorded.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of
General Automation, Inc.


Our audits of the consolidated financial statements of General Automation, Inc. and its subsidiaries referred to in our report dated December 9, 1996 with respect to the consolidated financial statements included in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule II of General Automation, Inc. and its subsidiaries for the years ended September 30, 1996 and 1995. In our opinion, this Financial Statement Schedule of General Automation, Inc. and its subsidiaries for the years ended September 30, 1996 and 1995 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the years ended September 30, 1996 and 1995.



PRICE WATERHOUSE LLP



Costa Mesa, California
December 9, 1996

                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE


To the Board of Directors
General Automation, Inc.
Irvine, California


Our audit was made for the purpose of forming an opinion on the basic 1997 consolidated financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The information for 1997 included in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


McGLADREY & PULLEN, LLP


Anaheim, California
December 19, 1997

 GENERAL AUTOMATION INC.

 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995


                        Balance at   Provisions
                         Beginning    Charged to                    Balance at
                          of Year      Expense     Charge-Offs     End of Year
                        ----------   -----------   -----------     -----------
 Allowance for doubtful
    accounts:

     1997                 $561,000     $299,000     $(551,000)      $ 309,000
                          ========     ========     =========       =========

     1996                 $444,000     $171,000     $ (54,000) (1)  $ 561,000
                          ========     ========     =========       =========

     1995                 $688,000     $112,000     $(351,000) (2)  $ 444,000
                          ========     ========     =========       =========


(1)     Write-offs, net of recoveries.

(2) Represents allowance for doubtful accounts of SGA Pacific, Ltd. which was sold by the Company effective October 1, 1994.

                                 EXHIBIT INDEX

Exhibit
Number         Description
-------        -----------

3.1 Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's 10-K for the year ended June 30, 1989.

3.2            Bylaws of the Company, incorporated herein by reference to
               Exhibit 3.0 to the Company's 10-K for the year ended June 30, 1988.

10.1 License Agreement dated November 23, 1982 between the Company and Pick Computer Works, Inc. incorporated herein by reference to
               Exhibit 10 to the Company's Registration Statement on the Form S-1 filed June 5, 1986.

10.2 The following agreements between the Company and Sanderson Electronics PLC, dated as of January 6, 1989: Common Stock Warrant Agreement ("Mirror Rights Agreement"), and Common Stock Registration Rights Agreement, incorporated herein by reference to Exhibit 10(x) to the Company's 10-K for the year ended June 30, 1989.

10.3 Agreement between the Company and Future Services Ltd., dated March 16, 1996, incorporated herein by reference to Exhibit 10(m) to the Company's 10-K for the year ended September 30, 1996.

10.4 Operating Agreement dated May 22, 1995 between the Company and SunRiver Data Systems, incorporated herein by reference to
               Exhibit 10(n) to the company's 10-K for the year ended September 30, 1996.

10.5 Asset Purchase Agreement dated as of October 3, 1996 between the Company and Sequoia Systems, Inc., incorporated herein by reference to Exhibit 2 to the Company's 8-K filed October 15, 1996.

10.6 Stock Purchase Warrant dated October 11, 1996 issued by the Company to Sequoia Systems, inc., incorporated herein by reference to Exhibit 4.1 to the Company's 8-K filed October 15, 1996.

10.7 Registration Rights Agreement dated October 11, 1996 between the Company and Sequoia Systems, Inc., incorporated herein by reference to Exhibit 4.2 to the Company's 8-K filed October 15, 1996.

Exhibit
Index          Description
-------        -----------

10.8 Loan Agreement dated October 30, 1996 between the Company and Imperial Bank, incorporated herein by reference to Exhibit 10(r) to the Company's 10-K for the year ended September 30, 1996.

10.10 Amendment dated January 27, 1997 to the Loan Agreement dated October 30, 1996 between the Company and Imperial Bank.

10.11 Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie.

10.12          The Company's 1991 Stock Option Plan, as amended.

10.13          The Company's 1991 Directors' Stock Option Plan, as amended.

10.14 Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc.

10.15 License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited.

10.16 Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie.

10.17 Agreement by and between General Automation, Inc. and MDIS dated December 22, 1997.

10.18 Loan Agreement dated December 18, 1997 between the Company and Comerica Bank.

10.19 Letter Agreement dated October 1, 1997 between the Company and Texas Micro, Inc., formerly Sequoia Systems, Inc. ("Texas Micro"), amending the Asset Purchase Agreement between the Company and Texas Micro dated October 3, 1996 and the Registration Rights Agreement between the Company and Texas Micro dated October 11, 1996, together with the related Promissory Note dated October 1, 1997 in the original principal amount of $1,428,899 payable by the Company to Texas Micro.

21             Subsidiaries of the Company.

23.1           Consent of Independent Accountants - McGladrey & Pullen, LLP.

23.2           Consent of Independent Accountants - Price Waterhouse LLP.

27             Financial Data Schedule.