Form 10-K/A
period 1997-09-30
GENERAL AUTOMATION INC
filed 1998-01-14
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934  For the fiscal year ended September 30, 1997         OR

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

10.10* Amendment dated January 27, 1997 to the Loan Agreement dated October 30, 1996 between the Company and Imperial Bank.

10.11* Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie.

10.12*         The Company's 1991 Stock Option Plan, as amended.

10.13*         The Company's 1991 Directors' Stock Option Plan, as amended.

10.14* Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc.

10.15* License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited.

10.16* Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie.

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

21*            Subsidiaries of the Company.

23.1*          Consent of Independent Accountants - McGladrey & Pullen, LLP.

23.2*          Consent of Independent Accountants - Price Waterhouse, LLP.

27*            Financial Data Schedule.


------------------
* Previously filed.

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

10.10* Amendment dated January 27, 1997 to the Loan Agreement dated October 30, 1996 between the Company and Imperial Bank.

10.11* Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie.

10.12*         The Company's 1991 Stock Option Plan, as amended.

10.13*         The Company's 1991 Directors' Stock Option Plan, as amended.

10.14* Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc.

10.15* License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited.

10.16* Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie.

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

21*            Subsidiaries of the Company.

23.1*          Consent of Independent Accountants - McGladrey & Pullen, LLP.

23.2*          Consent of Independent Accountants - Price Waterhouse LLP.

27*            Financial Data Schedule.


--------------
* Previously filed.