Form 10-Q
period 1997-12-31
GENERAL AUTOMATION INC
filed 1998-02-23
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from                  to                   .
                                   -----------------   ------------------

                          Commission file number 0-5260


                            GENERAL AUTOMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter).

            DELAWARE                                     95-2488811
-------------------------------                   --------------------------
(State or other jurisdiction of                   (I.R.S. employer I.D. No.)
incorporation or organization)


17731 MITCHELL NORTH, IRVINE, CALIFORNIA                    92714
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)


Registrant's telephone number including area code:  (714) 250-4800
                                                    ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   No  X    Yes
                                        ---       ---

        As of January 31, 1997 there were 9,252,591 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                   DECEMBER 31    SEPTEMBER 30
                                                       1997           1997
                                                   -----------    -------------
ASSETS

Current Assets:

     Cash                                            $   333         $   797
     Accounts receivable, less allowances of
       $352 and $309 respectively                      5,527           5,358
     Due from related parties                             54              56
     Inventories                                       4,499           4,999
     Prepaid expenses                                    986             569
     Deferred tax asset                                  548             550
                                                     -------         -------

          Total current assets                        11,947          12,329

Long-term receivables                                    244             570
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                          2,328           2,431
Goodwill, net of amortization                          6,506           7,085
Other assets                                           2,526           1,994
                                                     -------         -------

TOTAL ASSETS                                         $23,551         $24,409
                                                     =======         =======


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                  DECEMBER 31        SEPTEMBER 30
                                                     1997                1997
                                                  -----------        ------------
LIABILITIES

Current liabilities:

     Bank line of credit                           $  1,884             1,884
     Accounts payable                                 5,247             3,806
     Deferred revenue                                   213             1,338
     Other accrued liabilities                        2,660             2,838
     Notes payable and current
      maturities of long-term debt                    4,985             5,495
                                                   --------          --------

          Total current liabilities                  14,989            15,361
                                                   --------          --------


Long-term debt, excluding current portion             3,203             3,269

Total Liabilities                                    18,192            18,630
                                                   --------          --------

SHAREHOLDERS' EQUITY

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 9,252,591
      at December 31, 1997 and 9,232,591
      at September 30, 1997                             924               923
     Additional paid-in capital                      45,539            45,516
     Deficit                                        (41,059)          (40,581)
     Translation adjustment                             (45)              (79)
                                                   --------          --------

TOTAL SHAREHOLDERS' EQUITY                            5,359             5,779
                                                   --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 23,551          $ 24,409
                                                   ========          ========


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              FOR THE THREE MONTHS ENDED
                                            ------------------------------
                                            DECEMBER 31        DECEMBER 31
                                                1997              1996
                                            -----------        -----------
SALES - PRODUCT                               $  2,570          $  2,909
SALES - SERVICE REVENUE                          6,260             7,135
                                              --------          --------
                  Total                          8,830            10,044
                                              --------          --------

COSTS AND EXPENSES:

 Cost of sales - Product                         2,119             2,376
 Cost of sales - Service                         3,987             4,017
 Research and development                          619               993
 Selling and administrative                      2,493             2,321
 Other, net                                         (1)               58
                                              --------          --------

                                                 9,217             9,765
                                              --------          --------

OPERATING (LOSS)/INCOME                           (387)              279

Interest income                                      2                13
Interest expense                                   (93)              (65)
                                              --------          --------

    (LOSS)/INCOME BEFORE INCOME TAXES             (478)              227

Provision for income taxes                           0                91

                                              --------          --------

                                              $   (478)         $    136
                                              ========          ========

NET (LOSS) INCOME PER SHARE:
              BASIC                           $  (0.05)         $   0.02

              FULLY DILUTED                   $  (0.05)         $   0.01
                                              ========          ========


WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                          9,252,156         8,861,430

              FULLY DILUTED                  9,252,156        10,169,001


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                    ----------------------------
                                                                    DECEMBER 31      DECEMBER 31
                                                                       1997              1996
                                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)/INCOME                                                    $  (478)         $   136
Adjustments to reconcile net income to net cash
  provided by (used for) operations:
Depreciation and amortization                                            873              460

Changes in assets, (increase)/decrease and
  liabilities, increase/(decrease):
  Accounts receivable                                                   (167)          (3,012)
  Inventories                                                            379           (2,280)
  Prepaid expenses                                                      (417)            (749)
  Other assets                                                            63           (1,957)
  Accounts payable                                                     1,441              831
  Deferred revenue                                                    (1,125)             185
  Accrued expense                                                       (178)           1,361
                                                                     -------          -------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES                   391           (5,025)
                                                                     -------          -------

CASH FLOWS (USED FOR) INVESTING ACTIVITIES:

Purchases of property, plant and equipment                               (44)          (1,309)
Acquisitions, net of assets acquired and liabilities assumed            (278)               0
                                                                     -------          -------
NET CASH USED FOR INVESTING ACTIVITIES                                  (322)          (1,309)
                                                                     -------          -------

CASH FLOWS (USED FOR) PROVIDED BY FINANCING ACTIVITIES:

Proceeds from issuance of common stock                                    24            1,875
Proceeds from issuance of notes payable                                  219            5,719
Proceeds from disposal of assets
Principal payments on notes                                             (810)            (961)
                                                                     -------          -------
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES                    (567)           6,633
                                                                     -------          -------

                                                                     -------          -------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                  34               70
                                                                     -------          -------

Increase in cash                                                        (464)             369
Cash at beginning of period                                              797              119
                                                                     -------          -------

Cash at end of period                                                $   333          $   488
                                                                     =======          =======

      Cash paid during the period for:
          Interest                                                   $    93          $    65
                                                                     =======          =======

          Income taxes                                               $     0          $     0
                                                                     =======          =======

         The accompanying notes are an integral part of these statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Inventory

Inventories consists of the following at December 31, 1997:

Material and purchased sub-assemblies                  $2,400,598

Support systems, spare parts and subassemblies, net     1,438,789

Work in process                                           414,058

Finished goods                                            620,224
                                                       ----------
Less: Reserves                                            374,677
                                                       ----------
                                                       $4,498,983
                                                       ==========

Note 2 -- Deferred Revenue

Revenues for sales and the associated cost of goods sold are recognized when product is shipped and no significant obligation remains. Revenues for maintenance service contracts are recognized on a monthly basis ratable over the period of the contracts. Cash payments received and billings in advance of revenue recognition are recorded as a liability "advances from customers" and recognized as revenue is earned.

Note 3 -- Use of Estimates

The preparation of consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 4 -- Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

Note 5-Earnings Per Share

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended December 31, 1997. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per share is as follows:


                                                  December 31,         December 31,
                                                      1997                  1996
                                                  ------------         ------------
Weighted average common shares used
in computation of basic earnings per share         9,252,156             8,861,430

Effect of dilutive securities:
        Common stock options                       *                     1,307,571

Weighted average common and common
share equivalents used in computation of
diluted earnings per share                         9,252,156            10,169,001



---------------
*Excluded since the effect is antidilutive

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document.

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION:

The cash position of the Company at the three months ended December 31, 1997 had fallen to $333,000 from $797,000 at the year ended September 30, 1997; a 58% decline. This sharp decline was due primarily to the payment of principal payments on notes of $810,000 reflected in the statement of cash flows for the same period. Management is also mindful of the 38% increase in accounts payable outstanding at December 31, 1997 compared to September 30, 1997, which reflects the generally illiquid condition of the Company. The Company's working capital deficit of $3,042,000 at December 31, 1997 was essentially unchanged from September 30, 1997.

With regards to the liquidity of the Company, management has placed a priority on improving the liquidity through a more focused management of the balance sheet. In February 1998, the Company had reached an agreement in principle with individual investors, to borrow $1,100,000 against the equity in the Company's real estate. Negotiation of final terms and conditions of this arrangement have not been completed, and the Company can make no assurances at this time that the proposed transaction will ultimately close. However, management will continue to seek methods of raising cash from outside sources as well as work towards a more efficient operation.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

For the three months ended December 31, 1997 the Company has reported a net loss of $478,000 versus a profit of $136,000 for the three months ended December 31, 1996. Reasons for the current reported loss are largely attributable to the 12% drop in revenues at December 31, 1997 from the same period in 1996, as well as a 40% increase in administrative costs which was somewhat offset by a 30% decline in sales expense.

Management has determined the drop in revenues was due primarily to the expiration of certain service contracts on older systems which were replaced by upgraded equipment and software which require less maintenance costs for the customer, as well as lackluster shipments of product for the three months ended December 31, 1997. The increase in administrative costs was caused by a first quarter use of certain technical consultants, some increase in legal costs due to direct expensing of these costs in fiscal 1997 versus charges to an accrual account in fiscal 1996, and a write off of certain long term receivables. Management has determined much of the increase in administrative expenses for the period ended December 31, 1997 will affect only that quarter and are non-recurring in nature. Also, management noted the 8% decline in the gross margin related to service revenues for the three months ended December 31, 1997 compared to the same period ended December 31, 1996, which was largely attributable to an increase in amortization costs associated with the cost of sales.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K None.
Exhibit 27 -- Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
Registrant


/s/ JANE CHRISTIE                                      2/23/98
----------------------------------                  -------------
Jane Christie                                           Date
President and Chief Executive Officer


/s/ RICHARD H. NANCE                                   2/23/98
----------------------------------                  -------------
Richard H. Nance                                        Date
Vice President and Chief Financial Officer