Form 10-Q/A
period 1997-12-31
GENERAL AUTOMATION INC
filed 1998-08-17
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                   to
                                    -----------------    ----------------


     Commission file number 0-5260


                            GENERAL AUTOMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter).


            DELAWARE                                       95-2488811
-------------------------------                     --------------------------
(State or other jurisdiction of                     (I.R.S. employer I.D. No.)
 incorporation or organization)


17731 MITCHELL NORTH, IRVINE, CALIFORNIA                     92614
----------------------------------------                   ---------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number including area code:  (949) 250-4800
                                                    ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   No    Yes  X
                                       ---     ---

        As of August 6, 1998 there were 9,332,641 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                                RESTATED
                                                    ---------------------------------
                                                     DECEMBER 31         SEPTEMBER 30
                                                        1997                1997
                                                    -------------        ------------
ASSETS

Current Assets:

     Cash                                           $    333,000         $    797,000
     Accounts receivable, less allowances of
       $352 and $309 respectively                      5,810,000            5,492,000
     Due from related parties                             54,000               56,000
     Inventories                                       4,499,000            4,999,000
     Prepaid expenses                                  1,256,000              839,000
     Deferred tax asset                                   (2,000)                   0
                                                    ------------         ------------

          Total current assets                        11,950,000           12,183,000

Long-term receivables                                    244,000              570,000
Property, plant and equipment, net of
 accumulated depreciation and amortization             2,328,000            2,431,000
Goodwill, net of amortization                          6,506,000            7,085,000
Other assets                                           2,526,000            1,994,000
                                                    ------------         ------------

TOTAL ASSETS                                        $ 23,554,000         $ 24,263,000
                                                    ============         ============



   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                                               RESTATED
                                                  -----------------------------------
                                                   DECEMBER 31          SEPTEMBER 30
                                                      1997                  1997
                                                  -------------        --------------
LIABILITIES

Current liabilities:

     Bank line of credit                          $  1,884,000         $  1,884,000
     Accounts payable                                5,112,000            3,671,000
     Deferred revenue                                4,624,000            5,013,000
     Other accrued liabilities                       2,065,000            2,243,000
     Notes payable and current
      maturities of long-term debt                   4,985,000            5,495,000
                                                  ------------         ------------

          Total current liabilities                 18,670,000           18,306,000
                                                  ------------         ------------


Long-term debt, excluding current portion            3,203,000            3,269,000

Total Liabilities                                   21,873,000           21,575,000
                                                  ------------         ------------

SHAREHOLDERS' EQUITY

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 9,252,591
      at December 31, 1997 and 9,232,591
      at September 30, 1997                            924,000              923,000
     Additional paid-in capital                     45,539,000           45,516,000
     Deficit                                       (44,737,000)         (43,672,000)
     Translation adjustment                            (45,000)             (79,000)
                                                  ------------         ------------

TOTAL SHAREHOLDERS' EQUITY                           1,681,000            2,688,000
                                                  ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 23,554,000         $ 24,263,000
                                                  ============         ============


   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                         RESTATED
                                             --------------------------------
                                                FOR THE THREE MONTHS ENDED
                                             --------------------------------
                                              DECEMBER 31         DECEMBER 31
                                                  1997               1996
                                             -----------         -----------
SALES - PRODUCT                              $ 2,570,000         $ 2,909,000
SALES - SERVICE REVENUE                        5,673,000           6,589,000
                                             -----------         -----------
                  Total                        8,243,000           9,498,000
                                             -----------         -----------

COSTS AND EXPENSES:
 Cost of sales - Product                       2,050,000           2,311,000
 Cost of sales - Service                       3,638,000           3,697,000
 Selling and administrative                    2,493,000           2,321,000
 Research and development                        619,000             993,000
 Amortization of goodwill                        418,000             330,000
 Other, net                                       (1,000)             58,000
                                             -----------         -----------
                                               9,217,000           9,710,000
                                             -----------         -----------

OPERATING (LOSS)/INCOME                         (974,000)           (212,000)

Interest income                                    2,000              13,000
Interest expense                                 (93,000)            (65,000)
                                             -----------         -----------
    (LOSS)/INCOME BEFORE INCOME TAXES         (1,065,000)           (264,000)

Provision for income taxes                             0              91,000
                                             -----------         -----------
                                             $(1,065,000)        $  (355,000)
                                             ===========         ===========

NET (LOSS) INCOME PER SHARE:

     Basic                                   $     (0.12)        $     (0.04)

     Fully diluted                           $     (0.12)        $     (0.04)
                                             ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

     Basic                                     9,252,156           8,861,430

     Fully diluted                             9,252,156           8,861,430


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                           RESTATED
                                                              ----------------------------------
                                                                 FOR THE THREE MONTHS ENDED
                                                              ----------------------------------
                                                               DECEMBER 31         DECEMBER 31
                                                                  1997                 1996
                                                              --------------      --------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
NET (LOSS)/INCOME                                             $(1,065,000)        $  (355,000)

Adjustments to reconcile net income (loss) to
  net cash cash provided by (used
  in) operating activities:
  Gain from disposal of assets                                                        (70,000)
  Depreciation and amortization                                   873,000             460,000
  Deferred taxes
  Changes in assets and liabilities:
       (Increase)decrease:
          Receivable                                             (167,000)         (3,012,000)
          Inventories                                             379,000          (2,280,000)
          Prepaid expenses                                       (417,000)           (749,000)
          Other assets                                             63,000          (1,957,000)
       Increase (decrease):
          Accounts payable                                      1,441,000             776,000
          Deferred revenue                                       (538,000)            731,000
          Accrued expense                                        (178,000)          1,361,000
                                                              -----------         -----------
              NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                          391,000          (5,095,000)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Acquisitions                                                          0
  Purchase of property, plant and equipment                       (44,000)         (1,309,000)
  Proceeds from disposal of assets                               (278,000)
  Capitalized software costs                                            0
  Investment in subsidiaries                                            0
                                                              -----------         -----------
              NET CASH USED IN INVESTING ACTIVITIES              (322,000)         (1,309,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                           24,000           1,875,000
  Proceeds from issuance of notes                                 219,000           5,719,000
  Principal payments on notes payable                            (810,000)           (961,000)
  Proceeds from sale of SGA Pacific                                     0                   0
                                                              -----------         -----------
             NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                          (567,000)          6,633,000
                                                              -----------         -----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           34,000                   0

(Decrease) increase in cash                                      (464,000)            229,000
Cash at beginning of period                                       797,000             119,000
                                                              -----------         -----------
Cash at end of period                                             333,000             348,000
                                                              ===========         ===========
      Cash paid during the period for:
          Interest                                            $    93,000         $    65,000
                                                              ===========         ===========
          Income taxes                                                  0                   0
                                                              ===========         ===========


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

NOTE 2 - DEFERRED REVENUE

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

NOTE 3 - USE OF ESTIMATES

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

NOTE 4 - INTERIM FINANCIAL INFORMATION

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

NOTE 5 - EARNINGS PER SHARE

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

Effect of dilutive securities:
        Common stock options                            *                    *

Weighted average common and common share
  equivalents used in computation of
  diluted earnings per share                        9,252,156            8,861,430



-----------------
*Excluded since the effect is antidilutive

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

AMENDED FORM 10-Q

Previous SEC filings have reported that an internal audit disclosed errors in financial statements in prior years which require restatement. Errors found were noted as the result of on-going bookkeeping procedures and accounting software problems which affected those years and the quarter ended December 31, 1997. Those procedures and software issues have subsequently been corrected. This report amends the original Form 10-Q for the period ended December 31, 1997 to reflect the correction of those errors. For the year ended September 30, 1997 and the period ended December 31, 1996, those comparative financial results are being presented as if those financial statements have been restated to correct the above mentioned errors.

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

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION:

The cash position of the Company at the three months ended December 31, 1997 had fallen to $333,000 from $797,000 at the year ended September 30, 1997; a 58% decline. This sharp decline was due primarily to the payment of principal payments on notes of $810,000 reflected in the statement of cash flows for the same period. Management is also mindful of the 38% increase in accounts payable outstanding at December 31, 1997 compared to September 30, 1997, which reflects the generally illiquid condition of the Company at the quarter ended December 31, 1997. The Company's working capital deficit of $6.7 million at December 31, 1997 increase from a $6.1 million deficit at September 30, 1997.

With a clear need to improve the deficit working capital and liquidity position of the Company, management continues to seek avenues of raising cash and better utilizing non-income producing assets. As reported in previous Form 8-K filings, the Company borrowed a net $860 thousand in May 1998, proceeds of which are used for working capital. The Company is also continuing efforts to negotiate converting short-term trade debt to long-term debt, and working with large debtors related to the business entity acquisitions in 1995 and 1996 to restructure that debt to a form which should improve the capital and liquidity of the Company. At the period ended December 31, 1997 there can be no assurances these negotiations will be successful.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

For the three months ended December 31, 1997 the Company had reported a net loss of $478,000 versus a profit of $136,000 for the three months ended December 31, 1996 in the original Form 10-Q. Those results of operations have been restated to reflect losses of $1.1 million and $355 thousand for the period ended December 31, 1997 and 1996, respectively. The loss in fiscal 1998 is attributed largely to the decline of over 13% in revenues; predominantly service contract revenues. Management has determined the drop in revenues was due to the expiration of certain service contracts on older systems which were replaced by upgraded equipment and software which require less maintenance costs for the customer, as well as lackluster shipments of product for the three months ended December 31, 1997. The increase in administrative costs was caused by a first quarter use of certain technical consultants, some increase in legal costs due to direct expensing of these costs in fiscal 1997 versus charges to an accrual account in fiscal 1996, and a write off of certain long term receivables. Also, management noted the 8% decline in the gross margin related to service revenues for the three months ended December 31, 1997 compared to the same period ended December 31, 1996, which was largely attributable to an increase in amortization costs associated with the cost of sales.

HIGHLIGHTS OF AMENDED FINANCIAL RESULTS

The following table discloses certain key financial results as originally reported compared to the restated results:

                    DEC 97-PREVIOUS   DEC 97 RESTATED  DEC 96-PREVIOUS   DEC 96-RESTATED
                    ---------------   ---------------  ---------------   ---------------
TOTAL ASSETS           23,551            23,554              N/A               N/A
TOTAL LIABILITIES      18,192            21,873              N/A               N/A
SHAREHOLDER EQUITY      5,359             1,681              N/A               N/A
REVENUES                8,830             8,243           10,044             9,498
NET INCOME(LOSS)         (478)           (1,065)             136              (355)


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

General Automation, Inc.
Registrant


/s/ Jane M. Christie                               August 14, 1998
------------------------------------------         ---------------
Jane Christie                                      Date
President and Chief Executive Officer


/s/ Richard N. Nance                               August 14, 1998
------------------------------------------         ---------------
Richard H. Nance                                   Date
Vice President and Chief Financial Officer