Form 10-Q
period 1998-03-31
GENERAL AUTOMATION INC
filed 1998-08-17
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

    For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934.

    For the transition period from _____________ to _______________.

    Commission file number 0-5260


                            GENERAL AUTOMATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter).

          DELAWARE                                            95-2488811
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. employer I.D. No.)
 incorporation or organization)

17731 MITCHELL NORTH, IRVINE, CALIFORNIA                        92614
----------------------------------------              --------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number including area code:  (949) 250-4800
                                                   -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

No [ ]    Yes [X]

As of August 6, 1998 there were 9,332,641 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               RESTATED
                                                                             ------------
                                                        March 31             September 30
                                                          1998                    1997
                                                      ------------           ------------
ASSETS

Current Assets:

     Cash                                             $     61,000           $    797,000
     Accounts receivable, less allowances of
       $376 and $309 respectively                        5,731,000              5,492,000
     Due from related parties                                1,000                 56,000
     Inventories                                         3,890,000              4,999,000
     Prepaid expenses                                      971,000                839,000
     Deferred tax asset                                     (2,000)                     0
                                                      ------------           ------------

          Total current assets                          10,652,000             12,183,000

Long-term receivables                                      162,000                570,000
Property, plant and equipment, net of
  accumulated depreciation and
  amortization                                           2,163,000              2,431,000
Goodwill, net of amortization                            6,525,000              7,085,000
Other assets                                             2,490,000              1,994,000
                                                      ------------           ------------

Total Assets                                          $ 21,992,000           $ 24,263,000
                                                      ============           ============


   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                           ------------
                                                                             RESTATED
                                                                           ------------
                                                      March 31             September 30
                                                        1998                   1997
                                                    ------------           ------------
LIABILITIES

Current liabilities:

     Bank line of credit                            $  2,014,000           $  1,884,000
     Accounts payable                                  5,165,000              3,671,000
     Deferred revenue                                  4,868,000              5,013,000
     Other accrued liabilities                         2,440,000              2,243,000
     Notes payable and current
       maturities of long-term debt                    5,006,000              5,495,000
                                                    ------------           ------------

          Total current liabilities                   19,493,000             18,306,000
                                                    ------------           ------------


Long-term debt, excluding current portion              2,467,000              3,269,000

Total Liabilities                                     21,960,000             21,575,000
                                                    ------------           ------------

SHAREHOLDERS' EQUITY

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
       issued and outstanding 9,327,591
       at March 31, 1998 and 9,232,591
       at September 30, 1997                             933,000                923,000
     Additional paid-in capital                       45,626,000             45,516,000
     Deficit                                         (46,470,000)           (43,672,000)
     Translation adjustment                              (57,000)               (79,000)
                                                    ------------           ------------

TOTAL SHAREHOLDERS' EQUITY                                32,000              2,688,000
                                                    ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 21,992,000           $ 24,263,000
                                                    ============           ============



   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                       *RESTATED
                                          ---------------------------------------------------------------------
                                                Three Months Ended                    Six Months Ended
                                                     March 31,                             March 31,
                                          -------------------------------       -------------------------------
                                              1998              1997*               1998              1997*
                                          ------------       ------------       ------------       ------------
Sales - Product                           $  2,831,000       $  2,864,000       $  5,391,000       $  5,773,000
Sales - Service revenue                      4,986,000          6,273,000         10,650,000         12,862,000
                                          ------------       ------------       ------------       ------------
                  Total                      7,481,000          9,137,000         15,714,000         18,635,000
                                          ------------       ------------       ------------       ------------

Costs and expenses:

 Cost of sales - Product                     2,334,000          2,135,000          4,259,000          4,446,000
 Cost of sales - Service                     3,292,000          3,800,000          6,864,000          7,497,000
 Research and development                      320,000          2,452,000            874,000          1,817,000
 Selling and administrative                  2,622,000            824,000          5,050,000          4,773,000
 Depreciation                                  170,000                               358,000
 Amortization                                  534,000            330,000          1,075,000            660,000
 Other, net                                     72,000             42,000             71,000            100,000
                                          ------------       ------------       ------------       ------------

                                             9,008,000          9,583,000         18,215,000         19,293,000
                                          ------------       ------------       ------------       ------------

Operating income                            (1,527,000)          (446,000)        (2,501,000)          (658,000)

Interest income                                  4,000             15,000              6,000             28,000
Interest expense                              (161,000)           (83,000)          (254,000)          (148,000)
                                          ------------       ------------       ------------       ------------

     Income before income taxes             (1,684,000)          (514,000)        (2,749,000)          (778,000)

Provision for income taxes                      50,000             29,000             50,000            120,000
                                          ------------       ------------       ------------       ------------

Net income                                $ (1,734,000)      $   (543,000)      $ (2,799,000)      $   (898,000)
                                          ============       ============       ============       ============
Net (loss) income per share:

    Basic                                 $      (0.19)      $      (0.06)      $      (0.30)      $      (0.10)

    Fully Diluted                         $      (0.19)      $      (0.06)      $      (0.30)      $      (0.10)
                                          ============       ============       ============       ============
Weighted average shares outstanding:

    Basic                                    9,295,924          8,951,443          9,284,528          8,910,167
    Fully Diluted                            9,295,924          8,951,443          9,284,528          8,910,167


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                                                  F.Y. 1997 HAS BEEN *RESTATED
                                                                  ----------------------------
                                                                   FOR THE THREE MONTHS ENDED
                                                                 -----------------------------
                                                                   March 31          March 31
                                                                     1998             1997*
                                                                 -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
NET (LOSS)/INCOME                                                $(2,799,000)      $  (283,000)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                                    1,433,000           878,000

  Changes in assets and liabilities:
       (Increase)decrease:
          Receivable                                                (318,000)          832,000
          Inventories                                              1,109,000           407,000
          Prepaid expenses                                          (132,000)         (548,000)
          Other assets                                              (148,000)          191,000
       Increase (decrease):
          Accounts payable                                         1,494,000           (92,000)
          Deferred revenue                                           (11,000)         (542,000)
          Accrued expense                                            197,000           (26,000)
                                                                 -----------       -----------
              NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                             825,000           817,000

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Acquisitions                                                      (282,000)       (1,547,000)
  Purchase of property, plant and equipment                          (30,000)         (107,000)
  Proceeds from disposal of assets
  Capitalized software costs                                        (230,000)
  Investment in subsidiaries                                                          (112,000)
                                                                 -----------       -----------

              NET CASH USED IN INVESTING ACTIVITIES                 (542,000)       (1,766,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                             120,000            77,000
  Proceeds from issuance of notes                                    349,000         2,162,000
  Principal payments on notes payable                             (1,510,000)         (392,000)
  Proceeds from sale of SGA Pacific                                                          0
                                                                 -----------       -----------
             NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                           (1,041,000)        1,847,000
                                                                 -----------       -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                              22,000            66,000

(Decrease) increase in cash                                         (736,000)          964,000
Cash at beginning of period                                          797,000           119,000
                                                                 -----------       -----------

Cash at end of period                                            $    61,000       $ 1,083,000
                                                                 ===========       ===========

      Cash paid during the period for:
          Interest                                               $   254,000       $   148,000
                                                                 ===========       ===========

          Income taxes                                           $    50,000                 0
                                                                 ===========       ===========

         The accompanying notes are an integral part of these statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Inventory

Inventories consists of the following at March 31, 1998:

      Material and purchased sub-assemblies                  $1,591,497

      Support systems, spare parts and subassemblies, net     1,609,278

      Work in process                                           518,734

      Finished goods                                            560,335

      Less:  Reserves                                          (389,677)
                                                             ----------
                Total Inventory                              $3,890,167
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

Note 4 - Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K and related Form 10-K/A.

Note 5 - Earnings Per Share

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended March 31, 1998. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the period used to compute basic and diluted earnings per share is as follows:

                                                   March 31,            March 31,
                                                     1998                  1997
                                                   ---------            ----------
Weighted average common shares used in
   computation of basic earnings per share         9,284,528             8,910,167

Effect of dilutive securities:
   Common stock options                                *                      *

Weighted average common and common share
  equivalents used in computation of
  diluted earnings per share                       9,284,528             8,910,167


----------------------
*Excluded since the effect is anti-dilutive

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

The Company has previously reported that an internal audit disclosed errors in financial statements for the years ended September 30, 1995, 1996 and 1997 and that those financial statements would have to be restated. At the date of the filing of this report, the Company's independent auditors are completing the audits of those financial statements. The financial disclosures in this report are made as if those financial statements have been restated to correct those errors. Additionally, the comparative quarters for the periods ended March 31, 1998 and 1997 are reported as if the quarter ended March 31, 1997 had been restated to incorporate the effect of the correction of errors.

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION:

A review of the balance sheet at March 31, 1998 compared to September 30, 1997 discloses certain material changes in the financial condition of the Company. A 92% decline in the cash position of the Company, a 22% decline in inventories while experiencing a 41% increase in accounts payable, is all largely attributed to the aggressive repayment of debts associated with acquisitions of business entities in prior years. The statement of cash flows discloses that although cash from operations of $825 thousand was provided, cash of $543 thousand and $1.0 million was used in investing and financing, respectively. This also reflects the aggressive repayment schedule of past acquisitions.

Also contributing to the stress on liquidity, as well as the decline in shareholder's equity to $32 thousand at March 31, 1998 vs. $2.7 million at September 30, 1997, is the year to date loss reported at $2.8 million. This loss includes non-cash charges of depreciation and amortization totaling $1.4 million for the six months ended March 31, 1998.

The Company has also previously reported that its primary bank, Comerica Bank, had amended its credit line by lowering it to $2.2 million from $5 million. The bank had made demand for payment in full on this credit facility, though continues to work with the Company until another lender is found to replace the bank. Negotiations with a substitute lender are continuing at the date of this report though no assurances can be given that the Company will be successful in closing a replacement loan. If the Company is not successful in obtaining a replacement lender, the on-going operations of the Company would be adversely effected.

In order to improve the liquidity position of the Company, on May 4, 1998, the Company was successful in obtaining a $900,000 loan secured by a 2nd trust deed against its corporate headquarters. Proceeds of the loan are for the purpose of working capital. Terms of loan are for 24 months, payable monthly of interest only at 12% per annum. There were 200,000 warrants issued in connection with the loan allowing the lenders to purchase company stock at $1.19 per share for five years; purchase price was established as the market value at the close of business on the day of the loan closing.

The Company is also attempting to re-negotiate terms and conditions of the debt incurred related to the acquisitions which took place in 1995 and 1996 and previously reported. Although no assurances can be made that these negotiations will ultimately prove successful, management is working towards terms which will improve the liquidity and capital structure of the Company. Until these negotiations are concluded, the numerical financial impact it would have on these accounts is unknown. Management is also working towards terms that will lead towards compliance with the American Stock Exchange guidelines. As reported, the Exchange has notified the Company that its continued listing eligibility is being reviewed. If the Company is ultimately de-listed from the American Stock Exchange, it could have a material negative impact on the market value of the Company's publicly traded stock.

The Company has also been successful in converting certain short-term trade debt totaling $1.4 million to a long-term debt amortized over 24 months. Management is continuing its efforts to identify opportunities of improving its cash management by working closely with key vendors and customers in this regard.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

The Company is reporting a loss of $1.7 million vs a loss of $543 thousand (RESTATED) for the three months ended March 31, 1998 and 1997, respectively. The increase in year to date losses to $2.8 million from $898 thousand for the periods ended March 31, 1998 and 1997, respectively, are primarily attributed to a decline in service revenue. Also, an increase in non-cash expenses of depreciation and amortization from $660 thousand in 1997 to $1.4 million in 1998 contributed to this increased loss. Management has determined that the decrease in service revenues is indicative of an "aging" service-contract portfolio which inherently declines over time. As these contracts expire and are replaced by new equipment/software, the related costs to the customer is less in today's world than it was in the past. The Company has adopted a strategy to over-come this decline by increasing the sales force, and its efforts to sell service contracts. The Company is also seeking to acquire existing service contract portfolios from other companies to increase revenues and offset this decline. In this regard, the Company has previously reported the potential acquisition of NCE, Inc. Due to the issues related to restating financial reports for prior years, discussed earlier, this acquisition has been delayed. However, both NCE, Inc. and the Company continue to work towards the ultimate goal of completing that transaction, though no assurances can be made that this acquisition will ultimately be realized.

Because management had initially anticipated, and planned for, a certain degree of growth during fiscal 1998, operations and overhead had been maintained to facilitate that growth. Due to that expected growth not being realized, management has taken steps to eliminate costs and expenses that no longer appear appropriate. Certain identified operations have been consolidated and/or eliminated which should translate to an annualized savings of over $900 thousand to the Company. Management will continue seeking ways of cutting its costs/expenses as well as methods to increase its revenue base. Management does, however, expect reported losses to continue in fiscal 1998, with a goal of reversing that trend during the fourth quarter of 1998. Presently, that anticipated turn-around in the fourth quarter cannot be quantified, nor can it be assured.

(3) YEAR 2000 ISSUES AND CONSEQUENCES

As the end of the century draws near, there is concern that Year 2000 technology problems may wreak havoc on global economies and materially effect the operating results of companies. General Automation, Inc. is taking the steps necessary to insure that this potential problem does not adversely affect its operating results in the future. In this regard, Management is continuing its as-yet-incomplete assessment of Year 2000 issues.

Because the Company's products are primarily written in licensed versions of the Pick Operating System, there is effectively no Year 2000 problem due to the design of the Pick System which took this into account at its inception. However, the "applications" written for the Pick System, and, other Operating Systems which host our Pick Data Base implementation, could potentially have Year 2000 issues. Also, third-parties which the Company has material relationships with, such as vendors, may, or may not, be Year 2000 compliant. In both of these instances, the Company is taking the steps necessary to verify Year 2000 compliance and expects this assessment to be complete within the first quarter of fiscal 1999.

(a)     Company's State of Readiness

        The Company is confident that its own internal systems are Year 2000 compliant, or planned up-grades are in place; e.g. accounting, reporting, etc. However, the Company is continuing its efforts to verify third party compliance, primarily through the use of questionnaires. Areas in which the Company will focus its concerns will be:

        o The equipment and software for its wide-area frame-relay network

        o Telephone switches and hand-sets

        o Corporate-headquarter alarm and entry systems

        o E-mail software

        o Other peripheral equipment such as fax machines, scanners, printers, etc.

(b)     Costs Associated with Year 2000 Issues

        Management has not, at this date, made any estimates of costs associated with this procedure. However, Management does anticipate that selling Year 2000 compliant software-upgrades will actually be an income-producer in the near future. The Company has not made estimates yet as to the potential income to be gained from these upgrades.

(c)     Risks Associated with Year 2000 Issues

        Management is unaware of any material risk's associated with Year 2000 issues at the present time. Management does expect that, as previously discussed, additional revenues could be generated as a result of selling product up-grades that address this issue.

(d)     Contingency Plans

        Because the complete assessment of Year 2000 issues is incomplete, the Company has not developed contingency plans for this issue. Management expects the assessment and any related necessary contingency plans will be complete within the first quarter of its fiscal 1999.

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

         None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K None.

         Exhibit         Description
         -------         -----------

           27       Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL AUTOMATION, INC.
Registrant

/s/ Jane M. Christie                        August 14, 1998
--------------------                        ---------------
Jane Christie                               Date
President and Chief Executive Officer

/s/ Richard H. Nance                        August 14, 1998
--------------------                        ---------------
Richard H. Nance                            Date
Vice President and
Chief Financial Officer