Form 10-Q
period 1998-06-30
GENERAL AUTOMATION INC
filed 1998-08-19
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter).

           DELAWARE                                           95-2488811
           --------                                           ----------
(State or other jurisdiction of                       (I.R.S. employer I.D. No.)
 incorporation or organization)

17731 MITCHELL NORTH, IRVINE, CALIFORNIA                        92614
----------------------------------------                        -----
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number including area code:  (949) 250-4800
                                                  ------------------

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

                                   (UNAUDITED)

                                                                               RESTATED
                                                                             ------------
                                                        JUNE 30              SEPTEMBER 30
                                                          1998                   1997
                                                      ------------           ------------
ASSETS
------

Current Assets:

     Cash                                             $  1,090,000           $    797,000
     Accounts receivable, less allowances of
       $423,000 and $309,000 respectively                5,026,000              5,492,000
     Due from related parties                                3,000                 56,000
     Inventories                                         3,551,000              4,999,000
     Prepaid expenses                                    1,004,000                839,000
     Deferred tax asset                                     (2,000)                     0
                                                      ------------           ------------

          Total current assets                          10,672,000             12,183,000

Long-term receivables                                       82,000                570,000
Property, plant and equipment, net of
 accumulated depreciation and
 amortization                                            2,098,000              2,431,000
Goodwill, net of amortization                            6,103,000              7,085,000
Other assets                                             2,694,000              1,994,000
                                                      ------------           ------------

TOTAL ASSETS                                          $ 21,649,000           $ 24,263,000
                                                      ============           ============

   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                                                             RESTATED
                                                                           ------------
                                                       JUNE 30             SEPTEMBER 30
                                                        1998                   1997
                                                    ------------           ------------
LIABILITIES
-----------

Current liabilities:

     Bank line of credit                            $  1,875,000              1,884,000
     Accounts payable                                  4,403,000              3,671,000
     Deferred revenue                                  4,691,000              5,013,000
     Other accrued liabilities                         3,220,000              2,243,000
     Notes payable and current
      maturities of long-term debt                     5,257,000              5,495,000
                                                    ------------           ------------

          Total current liabilities                   19,446,000             18,306,000
                                                    ------------           ------------


Long-term debt, excluding current portion              3,808,000              3,269,000

Total Liabilities                                     23,254,000             21,575,000
                                                    ------------           ------------

SHAREHOLDERS' EQUITY
--------------------

     Common stock par value $.10 per share
     Authorized 30,000,000 shares;
      issued and outstanding 9,332,641
      at June 30, 1998 and 9,232,591
      at September 30, 1997                              933,000                923,000
     Additional paid-in capital                       45,626,000             45,516,000
     Deficit                                         (48,106,000)           (43,672,000)
     Translation adjustment                              (58,000)               (79,000)
                                                    ------------           ------------

TOTAL SHAREHOLDERS' EQUITY                            (1,605,000)             2,688,000
                                                    ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 21,649,000           $ 24,263,000
                                                    ============           ============


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                           * RESTATED
                                                                           ----------
                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                         JUNE 30,                               JUNE 30,
                                              -----------------------------           ----------------------------
                                                  1998            1997 *                  1998           1997 *
                                              ------------     ------------           ------------    ------------
SALES - PRODUCT                               $  2,628,000     $  2,401,000           $  8,029,000    $  8,174,000
SALES - SERVICE REVENUE                          4,858,000        6,285,000             15,517,000      19,147,000
                                              ------------     ------------           ------------    ------------
                  Total                          7,486,000        8,686,000             23,546,000      27,321,000
                                              ------------     ------------           ------------    ------------

COSTS AND EXPENSES:
 Cost of sales - Product                         2,522,000        1,396,000              6,791,000       5,811,000
 Cost of sales - Service                         2,641,000        2,996,000              9,505,000      10,438,000
 Research and development                          335,000          759,000              1,209,000       2,509,000
 Selling and administrative                      2,788,000        3,119,000              7,838,000       7,808,000
 Depreciation                                      164,000          121,000                522,000         358,000
 Amortization                                      538,000          330,000              1,613,000         990,000
 Other, net                                         (5,000)         424,000                 66,000         524,000
                                              ------------     ------------           ------------    ------------

                                                 8,983,000        9,145,000             27,544,000      28,438,000
                                              ------------     ------------           ------------    ------------

OPERATING INCOME                                (1,497,000)        (459,000)            (3,998,000)     (1,117,000)

Interest income                                      1,000           14,000                  7,000          42,000
Interest expense                                  (129,000)         (89,000)              (383,000)       (237,000)
                                              ------------     ------------           ------------    ------------

     INCOME BEFORE INCOME TAXES                 (1,625,000)        (534,000)            (4,374,000)     (1,312,000)

Provision for income taxes                          11,000         (120,000)                61,000
                                              ------------     ------------           ------------    ------------

NET INCOME                                    $ (1,636,000)    $   (414,000)          $ (4,435,000)   $ (1,312,000)
                                              ============     ============           ============    ============

NET (LOSS) INCOME PER SHARE:
              BASIC                           $      (0.18)    $      (0.05)          $      (0.48)   $      (0.15)

              FULLY DILUTED                   $      (0.18)    $      (0.05)          $      (0.48)   $      (0.15)
                                              ============     ============           ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING:
              BASIC                              9,295,924        9,016,711              9,284,528       8,972,465

              FULLY DILUTED                      9,295,924        9,016,711              9,284,528       8,972,465


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                             F.Y. 1997 HAS BEEN RESTATED
                                                            -----------------------------
                                                              FOR THE NINE MONTHS ENDED
                                                            -----------------------------
                                                              JUNE 30,           JUNE 30,
                                                               1998               1997
                                                            -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
NET (LOSS)/INCOME                                           ($4,435,000)      $  (144,000)

Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                               2,135,000         1,051,000

  Changes in assets and liabilities:
       (Increase)decrease:
           Receivable                                           519,000        (1,236,000)
           Inventories                                        1,448,000           557,000
           Prepaid expenses                                     205,000           (68,000)
          Other assets                                         (698,000)         (111,000)
       Increase (decrease):
          Accounts payable                                      732,000         1,228,000
          Deferred revenue                                     (322,000)          494,000
          Accrued expense                                       977,000          (593,000)
                                                            -----------       -----------
              NET CASH PROVIDED BY (USED IN)
                    OPERATING ACTIVITIES                        561,000         1,178,000

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
  Acquisitions                                                 (282,000)       (1,661,000)
  Purchase of property, plant and equipment                     (49,000)         (150,000)
  Proceeds from disposal of assets
  Capitalized software costs                                   (496,000)
  Investment in subsidiaries
                                                            -----------       -----------

              NET CASH USED IN INVESTING ACTIVITIES            (827,000)       (1,811,000)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        120,000            87,000
  Proceeds from issuance of notes                             2,359,000         2,162,000
  Principal payments on notes payable                        (1,978,000)         (580,000)
  Proceeds from sale of SGA Pacific                                                     0
                                                            -----------       -----------
             NET CASH PROVIDED BY (USED IN)
                   FINANCING ACTIVITIES                         501,000         1,669,000
                                                            -----------       -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         58,000            31,000

Increase (decrease) in cash                                     293,000         1,067,000
Cash at beginning of period                                     797,000           119,000
                                                            -----------       -----------

Cash at end of period                                       $ 1,090,000       $ 1,186,000
                                                            ===========       ===========

      Cash paid during the period for:
          Interest                                          $   383,000       $   237,000
                                                            ===========       ===========

          Income taxes                                      $    61,000           271,000
                                                            ===========       ===========

         The accompanying notes are an integral part of these statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - INVENTORY

Inventories consists of the following at June 30, 1998:

Material and purchased sub-assemblies                  $1,991,036

Support systems, spare parts and subassemblies, net     1,089,879

Work in process                                           314,852

Finished goods                                            560,335

Less:  Reserves                                          (404,667)
                                                       ----------

          Total Inventory                              $3,551,425
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

NOTE 5-EARNINGS PER SHARE

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended June 30, 1998. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the three-month period used to compute basic and diluted earnings per share is as follows:

                                                   June 30,             June 30,
                                                     1998                 1997
                                                     ----                 ----
Weighted average common shares used
in computation of basic earnings per share         9,295,924            9,016,711

Effect of dilutive securities:
   Common stock options                                *                    *

Weighted average common and common-
share equivalents used in computation of
diluted earnings per share                         9,295,924            9,016,711

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

The Company has previously reported that an internal audit disclosed errors in financial statements for the years ended September 30, 1995, 1996 and 1997 and that those financial statements would have to be restated. At the date of the filing of this report, the Company's independent auditors are completing the audits of those financial statements. The financial disclosures in this report are made as if those financial statements have been restated to correct those errors. Additionally, the comparative quarters for the periods ended June 30, 1998 and 1997 are reported as if the quarter ended June 30, 1997 had been restated to incorporate the effect of the correction of errors.

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION:

As previously reported, the Company was successful in borrowing funds against its corporate headquarters in May 1998, which netted proceeds of $860 thousand to be used for working capital. For the period ended June 30, 1998 this transaction is reflected in the cash position increasing by 37% over the year ended September 30, 1997 (RESTATED), to $1.1 million. Total assets at June 30, 1998 vs September 30, 1997 have declined by 11%. This decline is primarily identified by the increase in cash, mentioned above, combined with a 29% decline in inventories and another 14% amortization of goodwill. In relation to the decline in inventories, and as also previously reported, the Company has consolidated certain operations from its Marlborough, MA operations to its headquarters in Irvine, CA. During this process, the Company made one-time write-downs of inventory during the quarter ended June 30, 1998 totaling approximately $400 thousand, net, due to obsolescence.

The most significant change between the June 30, 1998 vs the September 30, 1997 balance sheets is the decline in total shareholder's equity. For the period ended June 30, 1998 total shareholder's equity is reported at a deficit of $1.6 million, reflecting not only the prior period adjustments previously reported, but also the year to date loss reported at June 30, 1998 of $4.4 million. These losses, combined with the negative capital structure of $1.6 million and a deficit working capital position at June 30, 1998 of $8.8 million, are indicative of a deteriorating financial condition and an ill-liquid structure which management deems critical. In order to address these issues, and as discussed in previous Form 10-Q filings, management is attempting to re-negotiate the terms and conditions of business entity acquisitions which took place in 1995 and 1996. Management is working towards a goal of reaching terms that will eliminate a material amount of existing debt to these creditors and concomitantly strengthen the capital structure of the Company.

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

No assurances can be made at the present time that these negotiations will ultimately prove successful, and until those negotiations are complete management is unable to determine the numerical impact those terms would have on the Company's financial statements. There can also be no assurances that even if these negotiations are successful and the Company does meet the American Stock Exchange guidelines, that the Company's stock will continue its listing on the Exchange.

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

Other balance sheet considerations include the noted 35% increase in "other assets" at June 30, 1998. The largest component of this increase is attributed to the capitalization of certain software development costs that relate to the Company's MvBase product, and other enhancements to existing product. Additionally, a 44% increase in "other accrued liabilities" is attributed primarily to an increase of accrued royalty expense of $200 thousand, a reclassification of debt of approximately $400 thousand from "accounts payable" and a $200 thousand accrual for expenses related to the previously reported restatement of financial statements.

Also reported in previous Form 10-Q filings is the Company has been successful in converting certain short-term trade debt totaling $1.4 million to a long-term debt amortized over 24 months. Management is continuing its efforts to identify opportunities of improving its cash management by working closely with key vendors and customers in this regard.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

For the three-month period ended June 30, 1998 the Company is reporting a loss of $1.6 million on total revenues of $7.4 million, compared to the June 30, 1997(RESTATED) loss of $414 thousand on total revenues of $8.7 million. This translates to a year-to-date nine-month loss of $4.4 million on total revenues of $23 million, vs. the restated 1997 nine-month loss of $1.3 million on total revenues of $27 million. Comparing cost of sales during these same time periods indicates those costs remained relatively flat, which accounts for the increase in losses for the periods, considering the decline in total revenues. Management has determined the decline in revenues, a trend which management believes will continue in fiscal 1998, is attributed to an aging service contract portfolio. Management believes the best strategy to reverse this declining trend in revenues is through the acquisition of existing contract portfolios, as well as focusing its sales force towards finding new opportunities to expand the service contract business. Both of these concepts have been discussed in prior Form 10-Q filings, as well as the pending acquisition of NCE, Inc., which the Company continues to pursue.

Management notes that the loss reported for the three months ended June 30, 1998 includes non-cash charges of amortization and goodwill totaling approximately $700 thousand, and totals over $2.2 million for the nine months ended June 30, 1998. The loss also includes one-time charges of over $600 thousand in the three month period ended June 30, 1998 related to inventory and royalty expense discussed above. Management is mindful of the cuts in expenses related to job consolidations discussed above which has been reported as an annualized savings of over $900 thousand. The effects of these savings is becoming apparent in the lower "research and development" and "selling and administrative" expenses for the three months ended June 30,

1998 vs June 30, 1997. Management will continue seeking ways of eliminating job duplication and other over-head costs deemed unnecessary in order to improve the earnings of the Company.

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

(a)  Company's State of Readiness

     The Company is confident that its own internal systems are Year 2000 compliant, or planned up-grades are in place; e.g. accounting, reporting, etc. However, the Company is continuing its efforts to verify third party compliance, primarily through the use of questionnaires. Areas in which the Company will focus its concerns will be:

     o  The equipment and software for its wide-area frame-relay network
     o  Telephone switches and hand-sets
     o  Corporate-headquarter alarm and entry systems
     o  E-mail software
     o  Other peripheral equipment such as fax machines, scanners, printers, etc

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

(a)  Exhibits

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
------------------------
Registrant



  /s/ Jane M. Christie                                    August 18, 1998
----------------------                                    ---------------
Jane M. Christie
President & Chief Executive Officer


  /s/ Richard H. Nance                                    August 18, 1998
----------------------                                    ---------------
Richard H. Nance
Vice President & Chief Financial Officer