Form 10-K/A
period 1997-09-30
GENERAL AUTOMATION INC
filed 1998-08-21
CIK 40443

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


                          Commission file Number 0-5260

                            GENERAL AUTOMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             95-2488811
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


17731 Mitchell North, Irvine, California                           92614
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)


Registrant's telephone number, including area code:  (949) 250-4800

Securities registered pursuant to Section 12(b) of the Act:


Common Stock, $.10 par value                       American Stock Exchange
----------------------------                ------------------------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The approximate aggregate market value of voting stock held by non-affiliates of the registrant was $7,606,102 as of August 6, 1998 based on the last known trade on May 20, 1998.

The number of shares of the registrant's Common Stock, $.10 par value, outstanding as of August 6, 1998 was 9,332,641.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

             AMENDMENT OF 1997 ANNUAL REPORT ON FORM 10K TO REFLECT
                      RESTATEMENTS OF FINANCIAL STATEMENTS

In August 1998, the Company restated its financial statements for the years ended September 30, 1997, 1996 and 1995 (the Restatement). The Restatement was necessitated when the Company's management determined that certain system deficiencies existed with respect to the deferred revenue accounting system resulting in a need to adjust service revenues. As a result of the Restatement, the Company reported a net loss of $514,000 for the year ended September 30, 1997; net income of $275,000 for the year ended September 30, 1996; and a net loss of $1,712,000 for the year ended September 30, 1995. (See Note 13 to the financial statements).

As reported on a Current Report on Form 8-K dated June 11, 1998, the Company's independent audit firm of McGladrey & Pullen LLP, as well as the former audit firm of PricewaterhouseCoopers LLP, withdrew their audit opinions for the years ended September 30, 1997 and 1996 and 1995, respectively, after management had notified both audit firms that based on an internal audit, management believed financial information reported in those years required adjustments to properly reflect the recognition of service revenue.

General information in the originally filed 1997 Annual Report on Form 10-K was presented as of the filing date of January 12, 1998, as indicated. Unless otherwise stated, such information has not been updated in this amended Annual Report on Form 10-K unless changes have been made, as appropriate, to reflect the Restatement.

                                     PART I

ITEM 1 - BUSINESS

Unchanged

ITEM 2 - PROPERTIES

Unchanged

ITEM 3 - LEGAL PROCEEDINGS

Since late 1991 the Company has been a party to litigation pending before the Circuit Court of Cook County, Ill., County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a/ Congress Hotel v General Automation and Maxial Systems, Inc. The Company filed a counter claim, and on July 2, 1996, judgment was entered in the principal amount of $81,867 in favor of the Company. The principal claims asserted against the Company in the original complaint, however, remain outstanding. The Congress Hotel recently emerged from chapter 11 bankruptcy and have taken an active interest in pursuing their claim against the Company. Attorneys for the Company are unable to determine whether or not the Company has legitimate defenses to all of the claims asserted by the plaintiff and what the outcome of the case might be. In the event of an unfavorable outcome to the Company, the range of potential loss could be between $200 and $400 thousand. The Company intends to vigorously defend its position in this matter.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Unchanged

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Unchanged

ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth certain selected historical consolidated financial data for the Company for each of the years ended September 30, 1997, 1996, and 1995, which has been derived from audited financial statements. The financial data for the years ended September 30, 1994 and 1993 are unaudited. The following table should be read in conjunction with (a) the audited consolidated financial statements of the Company and notes thereto as of and for the three years ended September 30, 1997; and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                   Year Ended
                                            September 30-As Restated
                        -----------------------------------------------------------------
                         1997(5)        1996         1995(4)     1994(3)(6)    1993(2)(6)
                        --------      --------      --------     ----------    ----------
Operating Data:

Sales, net              $ 36,040      $ 23,668      $ 14,622      $ 33,948      $ 42,258
                        --------      --------      --------      --------      --------
(Loss) income
from operations              (38)          489        (1,313)          634          (971)
                        --------      --------      --------      --------      --------
Net (loss) income
 before extraordinary
 items                      (514)          275        (1,712)         (239)       (2,097)
Extraordinary items            0             0             0             0           900
                        --------      --------      --------      --------      --------
Net (loss) income       $   (514)     $    275      $ (1,712)     $   (239)     $ (1,197)
                        ========      ========      ========      ========      ========
Earnings per share:
Net (Loss) income
 before extraordinary
 items                  $   (.06)     $    .03      $   (.21)     $    .04      $   (.13)
Extraordinary items            0             0                                       .08
                        --------      --------      --------      --------      --------
Net (loss) income           (.06)          .03          (.21)          .04          (.05)
                        ========      ========      ========      ========      ========
Working capital
 (deficiency)             (6,123)         (865)       (1,570)        1,440           838
                        ========      ========      ========      ========      ========
Total assets              24,263        11,251        10,484        18,041        22,456
                        ========      ========      ========      ========      ========
Long-term obligations      3,269         1,072         1,305         4,247         5,397
                        ========      ========      ========      ========      ========
Shareholders'
 equity (deficit)          2,688           703          (161)        1,960         1,644
                        ========      ========      ========      ========      ========

-------------------------
(1) No dividends have been paid on the Company's Common stock during any of the periods presented. (See "Market for the Company's Common Equity and Related Stockholder Matters.")

(2) On October 29, 1993, with retroactive effect to September 30, 1993, the Company divested its European operations.

(3) On November 10, 1994, with retroactive effect to October 1, 1994, the Company divested its Pacific Basin operations.

(4) Effective May 22, 1995, the Company and Boundless Technologies ("Boundless") formed a limited liability company ("GAL") for the purpose of combining GA's Pick based business and Boundless' Pick based business, with the Company owning 51% and Boundless owning 49% of GAL.

(5) Effective October 11, 1996, the Company acquired substantially all of the assets and liabilities of Sequoia Enterprise Systems ("SES"), a division of Sequoia Systems, Inc. The acquisition of SES has been accounted for under the purchase method of accounting. Accordingly, the financial information for the year ended September 30,1997 includes the results of operations from the date of the acquisition. (See Note 11 of the Company's Financial Statements.)

(6) In August 1998, the Company restated its 1997, 1996 and 1995 financial statements to properly reflect the recognition of service revenues. The financial statements for the years ended September 30, 1994 and 1993 have not been restated; however, the amounts for the years then ended reported within this table have been adjusted for the unaudited effects of the Restatement.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

In October 1996, the Company acquired substantially all of the assets and liabilities of Sequoia Enterprise Systems (SES) from Texas Micro, Inc. (TMI) which has resulted in a lack of comparability between the fiscal years ended September 30, 1996 and 1997. A 43% increase in current assets is reported from fiscal 1996 to 1997, and a 95% increase in current liabilities during the same period. The result at the year ended September 30, 1997 is a negative working capital position of approximately $6.1 million. The Company is also reporting a 282% increase in shareholder's equity from fiscal 1996 to 1997 after a reported loss for the year ended September 30, 1997 of $514,000. The increase in the reported shareholder's equity is primarily attributed to the common stock issued in connection with the SES acquisition.

Cash flows for the three years ended September 30, 1997, 1996 and 1995 have been significantly affected by the acquisitions of Boundless and SES. The most significant change is noted in fiscal 1997 as reflected in the increase in depreciation and amortization of $2.4 million from $364,000 in fiscal year 1996. While cash provided by operating activities in fiscal 1997 was over $3.1 million, cash used in investing activities for the same period was $1.8 million; largely attributed to capitalized of software development costs. These capitalized costs are associated with the Company's Mvbase product.

Subsequent to the filing of the 1997 Annual Report on Form 10-K, certain events took place which affected the liquidity, and potentially, the ability of the Company to operate effectively on a daily basis. Some of these events have been reported in prior Form 8-K filings and include the following:

o On April 7, 1998, Comerica Bank, the Company's primary bank, made demand for payment in full of the Company's outstanding credit line. The bank subsequently amended the credit line from a $5.5 million credit facility, down to $2.2 million.

o On July 16, 1998, the American Stock Exchange notified the Company it was reviewing the Company's eligibility for continued listing on the Exchange due to the Company falling below certain minimum listing guidelines. Being de-listed from the Exchange could have a material adverse effect on the market price of the Company's publicly traded Common stock.

o The Company is in default on certain obligations related to the acquisitions of the SES and Boundless. These obligations total approximately $8.4 million at August 30, 1998.

o The Company has experienced significant losses in fiscal 1998 through August 1998, which has a significant negative impact on the capital structure and liquidity of the Company.

o In February and April 1998, the Company received from the Internal Revenue Service (IRS) notices of proposed adjustments. Among other adjustments, the IRS is proposing to reduce the annual limitation on the Company's use of the net operating loss carryforwards which existed at the end of fiscal year 1994 to $245,000 per year. This limitation would effectively reduce the Company's net operating loss carryforward at September 30, 1997 to approximately $3 million. In addition, the IRS is proposing adjustments which could result in the payment of additional income taxes of up to $250,000 plus interest. Management plans to aggressively protest these proposed adjustments and believes that it will ultimately be resolved with no material impact on the Company's financial statements; however, future developments in this matter could change management's assessment of the situation in the near term.

o Since late 1991 the Company has been a party to litigation pending before the Circuit Court of Cook County, Ill., County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a/ Congress Hotel v General Automation and Maxial Systems, Inc. The Company filed a counter claim, and on July 2, 1996, judgment was entered in the principal amount of $81,867 in favor of the Company. The principal claims asserted against the Company in the original complaint, however, remain outstanding. The Congress Hotel recently emerged from chapter 11 bankruptcy and have taken an active interest in pursuing their claim against the Company. Attorneys for the Company are unable to determine whether or not the Company has legitimate defenses to all of the claims asserted by the plaintiff and what the outcome of the case might be. In the event of an unfavorable outcome to the Company, the range of potential loss could be between $200 and $400 thousand. The Company intends to vigorously defend its position in this matter.

In order to improve the financial condition of the Company and address the liquidity problem, management of the Company, among other things, has taken the following steps:

o On May 4, 1998 the Company refinanced its corporate headquarters facility resulting in net funds of $860,000 to be used for working capital. (See Note 15 to the financial statements)

o The Company converted short-term trade payables totaling over $1.5 million to a long-term note payable. (See Note 15 to the financial statements).

o The Company has consolidated certain operations in the U.S., resulting in an estimated reduction of general and administrative expenses of $900,000 on an annual basis.

o Management is re-negotiating the terms of the acquisitions made in 1996 and 1995 (See Note 15 to the financial statements) with the ultimate goal of strengthening shareholder's equity, improving the working capital position and eliminating a substantial amount of outstanding debt. The goal will also be to meet the minimum numerical guidelines for continued listing on the American Stock Exchange. Until these negotiations are complete, management is unable to determine what impact these acquisition related obligations will have on the financial position or results of operations of the Company. Additionally, there can be no assurances that these negotiations will be successful, or that even if successful, the Company will maintain its listing on the American Stock Exchange.

o Field auditors for a commercial lender capable of replacing the Comerica Bank credit line, have completed their initial work and are awaiting results of restated financial statements and the related SEC filings, in order to make a final credit decision in this regard. While management feels confident of finding a lender to replace Comerica Bank, no assurances can be made in this regard.

RESULTS OF OPERATIONS

On October 11, 1996, the Company purchased from Sequoia Systems, Inc. (also known as Texas Micro, Inc. or TMI) substantially all of the assets and business of The Sequoia Enterprise Systems (SES) business division. The following unaudited financial information gives effect to the SES acquisition as if it occurred on October 1, 1995:

                                  PRO-FORMA (IN THOUSANDS)
                             FOR THE YEARS ENDED SEPTEMBER 30,

                                          1997              1996
                                         ------            ------
REVENUES                                 36,730            55,463
GROSS MARGIN                             15,935            18,874
OPERATING EXPENSES                       15,748            18,839
OPERATING INCOME                            187                35

A comparison of revenues, as restated, for the three years ended September 30, 1997, 1996 and 1995 follows:

                                        1997       1996       1995
                                       ------     ------     ------
PRODUCT SALES                          10,694      9,715      7,020
SERVICE AND SUPPORT                    25,346     13,953      7,602
TOTAL REVENUES                         36,040     23,668     14,622

The loss from operations for the year ended September 30, 1997 of $38,000 includes amortization and depreciation charges of approximately $2.4 million, income tax from foreign operations of $165,000 and net interest expense of $311,000, resulting in a net loss for the year of $514,000. This compares to a net income of $275,000 and a net loss of $1.7 million for the years ended September 30, 1996 and 1995, respectively. Management expects the trend of losses will continue throughout fiscal 1998 and that the losses could be significant.

Gross Profit Margins improved over the three years from 21%, 27% and 42% for the years ended 1995, 1996 and 1997, respectively. Management attributes this improved trend to the Company's business being more dependent on service revenues vs. product income. From fiscal 1995 to fiscal 1997, service revenues as a percent of total revenues grew from 53% to 69%. Management expects the trend of increasing efforts towards the higher-margin service revenue will continue in the near future.

The apparent trend in increased revenues for the three years is primarily attributed to acquisitions made during those years. The Sequoia Systems purchase, previously reported in 1996, was the major contributor towards revenue growth for the year ended September 30, 1997. As a result of this acquisition, and in anticipation of the acquisition of NCE, Inc., also previously reported, the Company also realized a 159% increase in Selling, General and Administrative Expenses. This increase was greatly affected, and expected, in anticipation of greater revenue growth for fiscal 1998. In 1997, the Company also incurred a $400,000 charge related to a license agreement which was terminated, and a $394,000 charge related to a three-year consulting contract with a former officer of the Company. Management has subsequently determined that the anticipated growth in revenue for fiscal 1998 is not going to be realized, and the planned acquisition of NCE, Inc. has been delayed.

Accordingly, and as previously mentioned, management has begun consolidating certain U.S. operations in order to cut expenses for fiscal 1998. Subsequent to the year ended September 30, 1997 the cost reductions, on an annualized basis, are estimated to be over $900,000. Additionally, the Company is working under a joint venture agreement with NCE, Inc. which should result in additional savings for both companies. This agreement was entered into anticipating the proposed acquisition of NCE, Inc. will be finalized in the near future. However, no assurances can be made that this transaction will ultimately close.

Revenues increased by approximately 62% from fiscal 1995 to 1996. This increase is largely attributed to the Company's participation in GAL with Boundless with corresponding increases in the related cost of sales and expenses are also primarily attributed to this acquisition.

SUMMARY AND FORWARD LOOKING INFORMATION

Management is clearly aware of the need to control expenses in the future, seek additional revenue growth and work towards better balance sheet management to improve all key financial ratios. Management is also aware that, while successful negotiations of the terms of the acquisitions previously discussed are not certain, they are material to the on-going operations of the Company. Management will continue these negotiations with determination, and with the goal that terms will be agreed upon which benefit all three companies and their respective shareholders.

YEAR 2000 ISSUES AND CONSEQUENCES

As the end of the century draws near, there is concern that Year 2000 technology problems may wreak havoc on global economies and materially affect the operating results of companies. General Automation, Inc. is taking steps to prevent this potential problem from adversely affecting its operating results in the future. In this regard, management is continuing its as-yet-incomplete assessment of Year 2000 issues.

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

(c) Risks Associated with Year 2000 Issues

Management is unaware of any material risks associated with Year 2000 issues at the present time. Management does expect that, as previously discussed, additional revenues could be generated as a result of selling product upgrades that address this issue.

(d) Contingency Plans

Because the complete assessment of Year 2000 issues is incomplete, the Company has not developed contingency plans for this issue. Management expects the assessment and any related necessary contingency plans will be complete within the first quarter of its fiscal 1999.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements on Page 8.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Unchanged.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

See Index to Consolidated Financial Statements on Page 8.

Financial Statement Schedules and Exhibits were unchanged.

Reports on Form 8-K

Unchanged.

                            GENERAL AUTOMATION, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                     -------
INDEPENDENT AUDITOR'S REPORTS ON THE FINANCIAL STATEMENTS            F-1 - F-2

FINANCIAL STATEMENTS

   Consolidated balance sheets                                       F-3 - F-4
   Consolidated statements of operation                                    F-5
   Consolidated statements of stockholders' equity                         F-6
   Consolidated statements of cash flows                             F-7 - F-8
   Notes to consolidated financial statements                       F-9 - F-28

                                   SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GENERAL AUTOMATION, INC.


DATE: AUGUST 19, 1998                    By: /s/ RICHARD NANCE
                                             -----------------------------------
                                                  RICHARD NANCE
                                                  Vice President, and Chief
                                                  Financial & Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                         Title                              Date
---------                                         -----                              ----
   /s/ Lawrence Michels                     Chairman of the Board               August 19, 1998
-----------------------------------         Director
       Lawrence Michels


   /s/ Robert D. Bagby                      Vice Chairman, Director             August 19, 1998
-----------------------------------
       Robert D. Bagby


   /s/ Jane M. Christie                     President, CEO, Director            August 19, 1998
-----------------------------------
       Jane M. Christie


   /s/ Leonard M. Mackenzie                 Director                            August 19, 1998
-----------------------------------
       Leonard N. Mackenzie


   /s/ Robert M. McClure                    Director                            August 19, 1998
-----------------------------------
       Robert M. McClure


   /s/ Paul L. Morigi                       Director                            August 19, 1998
-----------------------------------
       Paul L. Morigi


   /s/ Philip T. Noden                      Director                            August 19, 1998
-----------------------------------
       Philip T. Noden


   /s/ Richard Nance                        Vice President and                 August 19, 1998
------------------------------------        Chief Financial and
       Richard Nance                        Accounting Officer

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

As more fully described in Note 13, the Company has restated its consolidated financial statements to correct the amounts recognized as service revenues.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred operating losses in two of the last three years, has a working capital deficit and a deficit tangible net worth. In addition, as discussed in Note 14, the Company has incurred significant losses subsequent to September 30, 1997, its primary bank has demanded payment in full of the Company's line of credit, and other events have occurred which could adversely affect the Company's operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


McGLADREY & PULLEN, LLP


Anaheim, California
December 19, 1997, except for Notes 9, 10, 13, 14, 15 and the pro-forma disclosures included in Notes 8 and 11 as to which the date is August 19, 1998.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of General Automation, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of General Automation, Inc. and its subsidiaries at September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 13, the Company has restated its consolidated financial statements to properly reflect the recognition of service revenues as of September 30, 1996 and for the two years then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred operating losses in two of the last three years and a working capital deficit and a deficit tangible net worth. In addition, as discussed in Note 14, the Company has suffered recurring losses from operations subsequent to September 30, 1997, its primary bank has demanded payment in full of the Company's line of credit, and other events have occurred which could adversely affect the Company's operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRICEWATERHOUSECOOPERS LLP


Costa Mesa, California
December 9, 1996, except for Notes 9, 13, 14 and 15 which are as of August 19, 1998

GENERAL AUTOMATION, INC.

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996


ASSETS (Note 6)                                                1997            1996
                                                            -----------     -----------
Current Assets
   Cash                                                     $   797,000     $   119,000
   Accounts receivable, net of allowance for doubtful
     accounts of $309,000 in 1997 and $561,000 in 1996
     (Note 13)                                                5,492,000       4,580,000
   Due from related parties                                      56,000          86,000
   Inventories (Note 2)                                       4,999,000       2,979,000
   Prepaid expenses and other current assets (Note 13)          839,000         768,000
                                                            -----------     -----------

           TOTAL CURRENT ASSETS                              12,183,000       8,532,000

Long-Term Receivable (Note 11)                                  570,000         570,000

Property, Plant and Equipment (Notes 3 and 15)                2,431,000       1,392,000

Goodwill, net of accumulated amortization of $1,385,000       7,085,000

Other Assets, net (Note 4)                                    1,994,000         757,000
                                                            -----------     -----------

           TOTAL ASSETS                                     $24,263,000     $11,251,000
                                                            ===========     ===========

See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

SEPTEMBER 30, 1997 AND 1996


LIABILITIES AND STOCKHOLDERS' EQUITY                             1997                 1996
                                                             ------------         ------------
Current Liabilities
   Bank line of credit (Note 6 and 14)                       $  1,884,000         $    528,000
   Accounts payable (Note 13)                                   3,671,000            2,907,000
   Advances from customers (Note 13)                            5,013,000            4,439,000
   Accrued expenses, including $258,000 due to a
     related party in 1997 (Notes 5)                            2,243,000            1,288,000
   Notes payable and current maturities of long-term
     debt (Note 6)                                              5,495,000              235,000
                                                             ------------         ------------
           TOTAL CURRENT LIABILITIES                           18,306,000            9,397,000
                                                             ------------         ------------

Long-Term Debt, excluding current maturities,
   including a note payable to related party of
   $350,000 in 1997 (Note 6)                                    3,269,000            1,072,000
                                                             ------------         ------------

Deferred Credit                                                                         79,000
                                                                                  ------------

Commitments and Contingencies (Notes 11, 12, 14 and 15)

Stockholders' Equity (Notes 6, 8, 11, 13 and 14)
  Common stock, par value $.10 per share;
    30,000,000 authorized; issued and outstanding:
    1997 -- 9,232,591 shares; 1996 -- 8,176,376 shares            923,000              818,000

   Additional paid-in capital                                  45,516,000           43,043,000
   Accumulated deficit                                        (43,672,000)         (43,158,000)
   Cumulative translation adjustment                              (79,000)
                                                             ------------         ------------
           TOTAL STOCKHOLDERS' EQUITY                           2,688,000              703,000
                                                             ------------         ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 24,263,000         $ 11,251,000
                                                             ============         ============

See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF OPERATION
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                    1997              1996              1995
                                                ------------      ------------      ------------
Revenues
   Product                                      $ 10,694,000      $  9,715,000      $  7,020,000
   Service (Note 13)                              25,346,000        13,953,000         7,457,000
                                                ------------      ------------      ------------
           TOTAL                                  36,040,000        23,668,000        14,477,000
                                                ------------      ------------      ------------

Costs and Expenses (Note 13)
   Cost of sales:
     Product                                       6,661,000         7,887,000         6,502,000
     Service                                      14,050,000         9,486,000         4,964,000
   Selling and administrative, including
     consulting expense of $394,000 in 1997
     to a related party and $86,000 in 1997
     for forgiveness of related
     party receivable (Note 5)                    11,383,000         4,392,000         3,559,000
   Research and development                        2,599,000         1,156,000           584,000
   Amortization of goodwill                        1,385,000                 0                 0
   Other, net                                              0           258,000           181,000
                                                ------------      ------------      ------------
           TOTAL                                  36,078,000        23,179,000        15,790,000
                                                ------------      ------------      ------------

           (LOSS) INCOME FROM OPERATIONS             (38,000)          489,000        (1,313,000)

Interest Income                                       71,000            60,000            35,000

Interest Expense                                    (382,000)         (274,000)         (434,000)
                                                ------------      ------------      ------------
           (LOSS) INCOME BEFORE PROVISION
               FOR INCOME TAXES                     (349,000)          275,000        (1,712,000)

Provision for Income Taxes (Note 9)                  165,000                 0                 0
                                                ------------      ------------      ------------
           NET (LOSS) INCOME (NOTE 13)          $   (514,000)     $    275,000      $ (1,712,000)
                                                ============      ============      ============
Net (loss) income per common and
   common equivalent share                      $      (0.06)     $       0.03      $      (0.21)
                                                ============      ============      ============

See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                       Common Stock              Additional                     Cumulative
                                 ---------------------------      Paid-In      Accumulated      Translation
                                    Shares         Amount         Capital        Deficit         Adjustment
                                 ------------   ------------    ------------   ------------     ------------
Balance at September 30, 1994     11,366,776    $  1,137,000    $ 42,420,000   $(40,457,000)   $    146,000
    as previously reported

   Prior period adjustment
     (Note 13)                                                                   (1,285,000)
                                 -----------     -----------    ------------   ------------    ------------

Balance at September 30,
    1994, as restated             11,366,776       1,137,000      42,420,000    (41,742,000)        146,000


Net (loss)                                                                       (1,712,000)
   Stock retired from sale
     of SGA                       (4,100,000)       (410,000)        113,000         21,000        (146,000)

   Stock issued for legal
     settlement                      125,000          12,000
                                 -----------     -----------    ------------   ------------    ------------
Balance at September 30, 1995,
   as restated                     7,391,776         739,000      42,533,000    (43,433,000)            -0-

   Net income                                                                       275,000

   Stock options exercised
     (Note 8)                        784,600          79,000         510,000

Balance at September 30, 1996,
   as restated                     8,176,376         818,000      43,043,000    (43,158,000)            -0-

   Net (loss)                                                                      (514,000)

   Stock options and warrants
     exercised (Note 8)              155,500          15,000         119,000

   Stock and stock warrants
     issued for acquisitions
     (Note 11)                       900,715          90,000       2,573,000

   Adjustment to cash portion
     of purchase price of
     acquisition (Note 11)                                          (219,000)

  Translation adjustment                                                                            (79,000)
                                 -----------    ------------    ------------   ------------    ------------
Balance at September 30, 1997,
  as restated                      9,232,591    $    923,000    $ 45,516,000   $(43,672,000)   $    (79,000)
                                 ===========    ============    ============   ============    ============

See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                        1997          1996          1995
                                                    -----------    -----------    -----------
Cash Flows Provided By (Used In) Operating
  Activities
   Net (loss) income                                $  (514,000)   $   275,000    $(1,712,000)
   Adjustments  to reconcile net (loss)
     income to net cash provided by (used in)
     operating activities:
     Gain from disposal of assets                       (42,000)       (55,000)             0
     Depreciation and amortization                    2,424,000        364,000        355,000
     Changes in assets and liabilities:
       (Increase) decrease:
         Receivables                                   (258,000)     1,013,000     (3,846,000)
         Inventories                                  1,023,000     (1,253,000)       563,000
         Prepaid expense and other current assets       196,000       (583,000)       (11,000)
         Other assets                                  (113,000)       (33,000)        79,000
       Increase (decrease):
         Accounts payable                               (17,000)       (52,000)     1,662,000
         Advances from customers                        485,000        106,000      2,807,000
         Accrued expenses                               (35,000)       438,000       (240,000)
                                                    -----------    -----------    -----------
           NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                    3,149,000        220,000       (343,000)
                                                    -----------    -----------    -----------

Cash Flows (Used In) Investing Activities
   Acquisitions                                        (330,000)
   Purchase of property, plant and equipment           (401,000)      (101,000)    (1,328,000)
   Proceeds from disposal of assets                      42,000         55,000              0
   Capitalized software costs                        (1,099,000)      (168,000)      (178,000)
   Investment in subsidiary                                             13,000        (21,000)
                                                    -----------    -----------    -----------
           NET CASH (USED IN) INVESTING
             ACTIVITIES                              (1,788,000)      (201,000)    (1,527,000)
                                                    -----------    -----------    -----------

Cash Flows (Used In) Provided By Financing
  activities
   Proceeds from issuance of common stock               134,000        589,000              0
   Proceeds from issuance of notes                    3,075,000        267,000      1,357,000
   Principal payments on notes payable               (3,953,000)      (857,000)    (1,407,000)
   Proceeds from sale of SGA Pacific                  1,791,000
                                                    -----------    -----------    -----------
           NET CASH (USED IN) PROVIDED BY
             FINANCING ACTIVITIES                      (744,000)        (1,000)     1,741,000
                                                    -----------    -----------    -----------
Effect of exchange rate changes on cash                  61,000              0              0
                                                    -----------    -----------    -----------

           INCREASE (DECREASE) IN CASH                  678,000         18,000       (129,000)

Cash at beginning of year                               119,000        101,000        230,000
                                                    -----------    -----------    -----------
Cash at end of year                                 $   797,000    $   119,000    $   101,000
                                                    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                                       1997             1996          1995
                                                    -----------      ---------     -----------
Cash Paid During the Period for:
   Interest                                         $   339,000      $ 274,000     $   452,000
                                                    ===========      =========     ===========
   Income taxes                                     $   271,000      $             $
                                                    ===========      =========     ===========

Supplemental Disclosure of Non-cash Investing
   and Financing Activities
   Acquisition of Sequoia Enterprise Systems,
     Inc (Note 11)
     Working capital acquired, net of cash          $ 2,298,000      $             $
     Fair value of long-term assets acquired          1,470,000
     Goodwill recorded on acquisition                 8,366,000
     Long-term debt assumed                          (9,472,000)
     Common stock and warrants issued                (2,375,000)
                                                    -----------      ---------     -----------
                                                    $   287,000      $             $
                                                    ===========      =========     ===========

   Acquisition of Liberty Integration
     Software, Inc. (Note 11)
     Working capital acquired, net of cash          $    (5,000)
     Fair value of long-term assets acquired             12,000
     Goodwill recorded on acquisition                   104,000
     Common stock issued                                (68,000)
                                                    -----------      ---------     -----------

                                                    $    43,000      $             $
                                                    ===========      =========     ===========
   Acquisition of Software for Common Stock
     (Note 11)                                      $   220,000      $             $
                                                    ===========      =========     ===========

   Increase in Cash Portion of Purchase Price
     of Acquisition (Note 11)                       $   219,000      $             $
                                                    ===========      =========     ===========


See Notes to Consolidated Financial Statements.

GENERAL AUTOMATION, INC.

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

GENERAL AUTOMATION, INC.

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

PROPERTY, PLANT AND EQUIPMENT:

Depreciation and amortization of property, plant and equipment are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:


   Building                                                    30 years
   Machinery and equipment                                    3-7 years
   Furniture and fixtures                                     3-7 years
   Leasehold improvements                             Lease term or asset life,
                                                          whichever is less.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS:

All capitalized software development costs are amortized either on a straight-line basis over the remaining estimated economic life of the product, generally three to five years, or the ratio of the products' current gross revenues to the total of current and expected gross revenues, whichever period is greater. The costs capitalized are those incurred after the Company has determined the technical feasibility of a software project until the time the product is available for general release to customers. The project amortization does not commence until after the general release of the product and is included in the cost of sales. Management periodically compares the recorded amount of capitalized software development costs to the net realizable value of the software product based on expected future revenues. Any amounts in excess of net realizable value is charged to operations.

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

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

Earnings per Common and Common equivalent share are determined by dividing net income by the weighted-average number of Common and Common equivalent shares outstanding during the year. Dilutive Common stock equivalents related to stock options were determined using the treasury stock method. Earnings per Common and Common equivalent share assuming full dilution are not materially different from primary earnings per Common and Common equivalent shares.

The weighted-average shares outstanding used for computing earnings per share were as follows:


                   1997           9,003,171
                   1996           8,639,445
                   1995           8,036,572

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------
NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company values financial instruments as required by the Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and debt, except for the $5,919,000 payable related to the Sequoia acquisition, approximate fair value. As discussed in Note 11, it was not practicable to estimate the fair value of a portion of the long-term receivable since the time and amounts of the principal payments are not fixed. As discussed in Note 6, the payable related to the Sequoia acquisition has repayment terms based on a percentage of revenues. As the repayment terms are not fixed, it is not practicable to estimate the fair value of this payable.

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

ACCOUNTING ADOPTIONS:

During 1997, the Company adopted FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This Statement requires that long-lived assets to be held and used by an entity and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The adoption of this Statement did not have an effect on the financial statements.

During 1997, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock option plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. Non-employee stock-based transactions occurring after December 15, 1995 must be accounted for at fair value. The Company has elected to continue to follow the measurement principles of APB Opinion No. 25 for stock-based employee compensation, and the adoption of this pronouncement did not have a material impact on its financial statements.

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS:

During the year, FASB issued several accounting pronouncements that will affect or possibly affect the accounting and reporting of the Company. Following are the requirements of these pronouncements:

   (Loss) earnings per share:

   In February, 1997, FASB issued Statement No. 128, "Earnings Per Share", which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have Common stock or potential Common stock, such as options, warrants and convertible securities outstanding that trade in a public market. Those entities that have only Common stock outstanding are required to present basic earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential Common stock instruments unless the effect is to reduce a loss or increase the income per Common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted. Under Statement No. 128, the Company would have reported basic (loss) earnings per share as follows: 1997 ($0.06); 1996 $0.04 and 1995 $(0.21). Diluted earnings per share would have been the same as the amounts previously reported as primary earnings per share.

   Reporting comprehensive income:

   In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. It does not address issues of recognition or measurement for comprehensive income and its components. The Statement requires a company to disclose in the financial statements the various components of comprehensive income. The provisions of this Statement will be effective for the Company's financial statements issued for the year ending September 30, 1999.

   Segment disclosure:

   The FASB has also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments and is effective for the Company's year ending September 30, 1999. The Company has not determined if the adoption of this Statement will require the Company to report segments.

   Software revenue recognition:

   In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Earlier applications is encouraged but management has not decided when they will adopt the provisions of the SOP. Management has not determined if the adoption of this Statement will have a material effect on the Company's financial statements.

GENERAL AUTOMATION, INC.

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

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 4. OTHER ASSETS, NET

Other assets consist of the following at September 30:

                                                      1997           1996
                                                   ----------     ----------
Capitalized software development costs,
  net of accumulated amortization of
  $1,403,000 in 1997 and $1,110,000 in 1996        $1,476,000     $  670,000

Purchased software, net of accumulated
  amortization of $192,000 in 1997                    318,000            -0-

Other                                                 200,000         87,000
                                                   ----------     ----------
                                                   $1,994,000     $  757,000
                                                   ==========     ==========

During 1997, the Company acquired software of $510,000 through various acquisitions. During 1997, 1996 and 1995, the Company capitalized $1,099,000, $168,000 and $178,000 of software development costs, respectively, and $492,000, $310,000 and $295,000, respectively, of such costs were amortized and included in cost of sales.

NOTE 5. ACCRUED EXPENSES AND RELATED PARTY TRANSACTIONS

Accrued expenses consist of the following at September 30:

                                      1997           1996
                                   ----------     ----------
Accrued payroll                    $  771,000     $  499,000
Accrued consulting fee                258,000            -0-
Accrued royalties                     358,000        252,000
Accrued warranty                      135,000         78,000
Other                                 721,000        459,000
                                   ----------     ----------
                                   $2,243,000     $1,288,000
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

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 6. NOTES PAYABLE, LONG-TERM DEBT AND SUBSEQUENT EVENT

The Company has a $2,000,000 line of credit with a bank that expires in January 1998. The agreement bears interest at the bank's prime rate (8.5% at September 30, 1997) plus 2%. Borrowings under the line are secured by substantially all the Company's assets. The agreement requires the Company to maintain certain financial covenants and also precludes the Company from paying dividends without the bank's approval. At September 30, 1997, the Company was not in compliance with the working capital covenant and had received a waiver of this covenant from the bank for September 30, 1997. The outstanding balance at September 30, 1997 and 1996 was $1,884,000 and $528,000, respectively. On December 18, 1997, the Company entered into a new $5,000,000 line of credit with a different bank and repaid the previous amount outstanding. Borrowings under the new line of credit are secured by all assets of the Company and bear interest at the prime rate plus 2%. The new line expires 30 days after notice or immediately upon default. Advances under the line are limited to 80% of eligible product receivables plus 60% of eligible service receivables, as defined. The new line also requires the Company to maintain certain financial covenants and precludes the payment of dividends or entering into acquisitions without prior bank approval. Management believes that the Company will be able to meet the covenants in the new agreement. (See Note 14)

Long-term debt at September 30, 1997 and 1996 consists of the following:

                                                                  1997             1996
                                                               ----------       ----------
Unsecured note-payable to related party bearing interest
   at 15%, payable in monthly payments of $24,000,
   subordinate to the Company's line of credit                 $  350,000       $       --

Mortgage note payable bearing interest at prime (8.5%
   at September 30, 1997) plus 1.5%, payable in monthly
   payments of $9,000 through November 2004 when the
   remaining principal and interest is due                        983,000          990,000

Note payable related to Sequoia acquisition (A)                 1,429,000               --
Payable related to Sequoia acquisition (A)                      5,919,000               --
Other notes payable                                                83,000          317,000
                                                               ----------       ----------
                                                                8,764,000        1,307,000
Less current maturities                                         5,495,000          235,000
                                                               ----------       ----------
                                                               $3,269,000       $1,072,000
                                                               ==========       ==========

------------------

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

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

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

NOTE 8. STOCK OPTIONS AND WARRANTS

The Company has two stock option plans. Under the 1991 Stock Option Plan, the Company has reserved 2,035,000 shares of Common stock. Under the 1991 Director's Stock Option Plan, the Company has reserved 200,000 shares of Common stock. The 1991 Stock Option Plan was amended in January 1997 to increase the authorized shares from 1,300,000 to 2,035,000. Under terms of the Plans, options are granted with an exercise price not less than the fair market value of the Common stock at the date the options are granted. All options expire five years from the date of grant and contain vesting provisions established by the Board of Directors. In addition to the options available under the stock option plans, in 1995 the Company also issued, to certain directors, options to acquire 1,455,000 shares of Common stock at $0.86 per share. These options were vested upon grant and expire in March 2000.

A summary of stock options at September 30, 1997, 1996 and 1995 and changes during the years then ended, is as follows:

                                       1997                     1996                       1995
                             ------------------------   ----------------------   ------------------------
                                            Weighted-                Weighted-                  Weighted-
                                            Average                   Average                    Average
                                            Exercise                 Exercise                    Exercise
                               Shares        Price       Shares        Price        Shares        Price
                             ---------      ---------   ----------   ---------    ----------    ---------
Outstanding, beginning
   of year                   2,183,000       $0.84      2,926,000       $0.80      1,196,000       $0.75
   Granted                     960,000        1.94         60,000        1.81      1,755,000        0.84
   Exercised                   (55,000)       1.02       (732,000)       0.75
   Expired or
     terminated               (300,000)       0.75        (71,000)       0.75        (25,000)       0.75
                            ----------       -----      ---------       -----      ---------       -----
Outstanding, end of year     2,788,000       $1.23      2,183,000       $0.84      2,926,000       $0.80
                            ==========       =====      =========       =====      =========       =====
Exercisable, end of year     2,388,000       $0.95      2,183,000       $0.84      2,926,000       $0.80
                            ==========       =====      =========       =====      =========       =====
Available for grant
   under existing plans,
   end of year                 168,000                     93,000                     82,000
                             =========                  =========                  =========

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 8. STOCK OPTIONS AND WARRANTS (CONTINUED)

A further summary about options outstanding at September 30, 1997 is as follows:


   Exercise Prices                  Outstanding                           Exercisable
   ---------------       ----------------------------------      -----------------------------
                                           Weighted-Average
                                              Remaining                       Weighted-Average
   Exercise Price          Number          Contractual Life        Number     Contractual Life
   --------------        ---------         ----------------      ---------    ----------------
       $0.75               343,000           23 months             343,000       23 months
       $0.86             1,455,000           30 months           1,455,000       30 months
       $1.81                30,000           43 months              30,000       43 months
       $1.94               660,000           52 months             560,000       52 months
       $1.95               300,000           50 months
                         ---------                               ---------
                         2,788,000                               2,388,000
                         =========.                              =========

The Company applies APB No. Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement No. 123, the Company's net income and earnings per Common and Common equivalent share would have been reduced to the pro forma amounts indicated below:

                                                                      1997         1996
                                                                  -----------    ---------
   Net (loss) income                               As reported    $  (514,000)   $275,000
                                                    Pro forma      (1,048,000)    226,000
   (Loss) earnings per Common and Common
     equivalent share, primary and
     fully diluted                                 As reported    $     (0.06)   $   0.03
                                                    Pro forma           (0.12)       0.03

The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1997 and 1996, respectively: expected volatility of 85% and 92% and risk-free interest 5.5% and 5.4%, expected life of 5 years and no expected dividends for all years. The estimated weighted-average fair value of stock options granted in 1997 and 1996 was $1.24 and $1.33 per share, respectively.

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

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 8. STOCK OPTIONS AND WARRANTS (CONTINUED)

On May 2, 1997, Sanderson Computers Ltd. exercised its warrant to purchase 100,000 shares of the Company's Common stock for $0.75 per share. This warrant was available to Sanderson through a "Mirror Rights Agreement" entered into in 1989. In 1996, Sanderson also acquired 56,100 shares through the "Mirror Rights Agreement." At September 30, 1997, no future "Mirror Rights" exist.

NOTE 9. INCOME TAXES

The provision for income taxes for the year ended September 30, 1997 consists solely of $165,000 in foreign income taxes.

Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to (loss) income before income taxes are as follows:

                                                   1997        1996         1995
                                                ---------   ---------    ----------
   Tax provision (benefit) calculated at
     federal statutory rate                     $(122,000)  $  94,000    $ (582,000)
   Benefit of operating loss carryforwards                   (240,000)
   Change in valuation allowance                  218,000
   Expenses not deductible                         43,000     123,000
   Tax benefits not provided on losses of
     domestic and foreign operations                                       (525,000)

   Income from sale of foreign subsidiary                                 1,054,000
   Other                                           26,000      23,000        53,000
                                                ---------   ---------    ----------
   Provision for income taxes                   $ 165,000   $     -0-    $      -0-
                                                =========   =========    ==========

The Company has net operating loss (NOL) carryforwards which can be utilized to offset future taxable income. The U.S. NOL is subject to an annual limitation on its use of $545,000 due to a change in the Company's ownership in November 1994. At September 30, 1997, these carryforwards totaled approximately $5.2 million (See Note 14). The carryforwards expire in various years ending September 30 as follows:

    2004                                          $   766,000
    2005                                            1,427,000
    2006                                            1,631,000
    2007                                               55,000
    2008                                              560,000
    2009                                              788,000
                                                  -----------
                                                  $ 5,227,000
                                                  ===========

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (CONTINUED)

The Company also has a Canadian NOL of $215,000 which can be applied to offset future Canadian taxable income of its Liberty subsidiary. This NOL expires in 2004.

Deferred income tax assets as of September 30, 1997 and 1996, relate to the following. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                                    1997                 1996
                                                -----------         -----------
Inventory                                       $   122,000         $   102,000
Accrued royalties                                   331,000              70,000
Other accrued expenses                              126,000             159,000
Receivables                                         102,000             191,000
Goodwill                                            172,000
NOL carryforwards                                 1,862,000           1,975,000
                                                -----------         -----------
        TOTAL                                     2,715,000           2,497,000
Valuation allowance                              (2,715,000)         (2,497,000)
                                                -----------         -----------
                                                $       -0-         $       -0-
                                                ===========         ===========

NOTE 10. SEGMENT INFORMATION

In 1996 and 1995, essentially all of the Company's operations were within the United States. In 1997, due to the acquisitions described in Note 11, the Company also had operations outside the United States. Information concerning the Company's operations by geographic area for 1997 is as follows:

                           United States       Australia        Other         Eliminations        Total
                           -------------     ------------     ----------      ------------     -----------
Revenues                    $31,756,000       $2,367,000      $3,186,000      $(1,269,000)     $36,040,000

Operating (loss) profit        (201,000)         175,000         (12,000)                          (38,000)
Interest expense                                                                                  (382,000)
Interest income                                                                                     71,000
                                                                                               -----------
   (LOSS) BEFORE INCOME
        TAXES                                                                                  $  (349,000)
                                                                                               ===========

Identifiable assets         $23,346,000       $1,037,000      $  823,000      $  (943,000)     $24,263,000
Identifiable liabilities    $21,549,000       $  322,000      $               $  (296,000)     $21,575,000

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------
Sales and transfers between geographic areas are made with reference to prevailing market prices and at prices approximately equal to those charged to unaffiliated distributors. Operating income is revenue less related costs and operating expenses, including other income and expense, but excluding interest income and expense.

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

The Purchase Price is to be paid in a combination of cash, notes payable and 750,000 shares of the Company's Common stock (the Payment Stock). All 750,000 shares of the Payment Stock were issued to SSI in November 1996. For purposes of applying the Payment Stock towards the Purchase Price, the Payment Stock will be valued as follows: (i) 400,000 shares (the Initial Shares) of the Payment Stock were valued at $2.50 per share, (ii) 200,000 shares will be valued at the average closing per share price during the ten trading days immediately preceding the first anniversary of the closing date, ($1.87 at October 11, 1997) and (iii) the remaining 150,000 shares (the Remaining Shares) will be valued at the average closing per share price during the ten trading days immediately preceding any date on which a valuation of the remaining shares is made for the purposes of determining the payment of the Purchase Price; provided however, if the Purchase Price is not paid in full prior to the second anniversary of the Closing Date, the Remaining Shares will be valued at the average closing per share price during the ten trading days immediately preceding the second anniversary of the Closing Date. At September 30, 1997, the value of the remaining 150,000 shares of Common stock has been estimated at $1.87 per share. The Company charged stockholders' equity for $219,000 and increased the recorded amount of the payable to SSI for the decrease in the value of the stock which occurred in 1997. Any future changes in the value of the remaining 150,000 shares of Common stock through the final settlement date will also adjust stockholder's equity

SSI has agreed not to sell, make any short sale, loan or grant any options for the purchase of any Payment Stock or until the first anniversary of the Closing Date, with respect to any of the shares in excess of 400,000 shares of the Payment Stock and until the second anniversary of the Closing Date with respect to any shares of the Payment Stock in excess of 600,000 shares.

GENERAL AUTOMATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (C0NTINUED)

--------------------------------------------------------------------------------

NOTE 11. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

The assets acquired by the Company did not include the accounts receivable of SES. However, SSI was obligated to pay the Company an amount equal to 40% of the SES accounts receivable collections in existence on the Closing Date, as collections were made, until the Company received the total amount of $1,560,000.

Unaudited pro forma consolidated sales, net (loss) and (loss) per share for 1997 and 1996 as though Sequoia had been acquired as of October 1, 1995 is as follows:

                                                       1997            1996
                                                    -----------     -----------
   Sales                                            $36,730,000     $55,463,000
   Net (loss)                                       $  (788,000)    $  (158,000)
   (Loss) per Common and Common equivalent sha      $     (0.09)    $     (0.02)

The information presented above reflects adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and an estimated effective tax rate for these differences of 34%. The above information does not reflect an adjustment of $1,771,000 (unaudited) incurred by SES for restructuring charges in 1996 which management believes are nonrecurring in nature.

General Automation, LLC:

In May 1995, the Company and SunRiver Data Systems, now called Boundless Technologies (Boundless) formed a limited liability company, General Automation, LLC, (GAL) with the Company owning 51% interest and Boundless owning a 49% interest. In accordance with the terms of the Operating Agreement (the Agreement), GAL will be dissolved upon the earlier of certain events as described in the Agreement or twenty years. GAL was formed to allow the Company to acquire Boundless' version of the PICK system.

Under the terms of the Agreement, GAL operates and manages both the Company's and Boundless' PICK business. Boundless is entitled to receive payments from GAL in an amount equal to a percentage of GAL's net revenues, as defined in the Agreement, whether or not GAL is profitable. The percentage of net revenue which Boundless is entitled to receive is 12% in the first year of the Agreement with decreasing amounts annually to 7% in the fifth year. However, the percentage of net revenues payable to Boundless is subject to certain adjustments. Subsequent to the fifth year of the agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between the parties. The Company is entitled to retain all of the cash generated by GAL, if any, after the payments of the net revenue percentage to Boundless. The Company accounts for the payments due to Boundless as royalty expense and has included approximately $2 million in costs of sales relating to this arrangement. Included in accounts payable and accrued expenses at September 30, 1997 is approximately $490,000, due to Boundless, in connection with this Agreement.

In May 2000, the Company has the option to purchase Boundless' interest in GAL for Common stock in the Company, equal to 9% of each class of the then outstanding stock in the Company. Upon issuance of the stock to Boundless, the Company is immediately obligated to register the shares in accordance with the Securities Act of 1933.

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 11. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

SGA acquisition and disposition:

Effective October 1, 1989, the Company acquired a 29.3% interest in SGA Pacific Limited (SGA), a distributor of the Company's products in Australia, New Zealand and Asia in exchange for the stock of the Company's wholly-owned subsidiaries in Singapore and Hong Kong, and for cash of $38,000. The total consideration, which is the aggregate of the Company's historical basis in the stock exchanged and the cash, amounted to $243,000.

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 11. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

As of September 30, 1997, the future minimum rental commitments required under existing noncancelable operating leases are as follows:

      1998                               $  676,000
      1999                                  564,000
      2000                                  563,000
      2001                                  100,000
                                         ----------
                                         $1,903,000
                                         ==========

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

NOTE 12. COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 13. RESTATEMENT

Subsequent to the issuance of the Company's 1997 consolidated financial statements, management determined that certain system deficiencies existed with respect to the deferred revenue accounting system resulting in a need to adjust service revenues as previously reported. Accordingly, the accompanying consolidated financial statements for the years ended September 30, 1997, 1996 and 1995 have been restated to properly reflect the recognition of service revenues (the "Restatement"). Additionally, management has determined that it should provide an additional valuation allowance of $300,000 against deferred tax assets previously recognized as current assets in the Company's 1997 consolidated balance sheet (refer to Note 9). The Restatement also included a cumulative negative adjustment of $1,285,000 related to years prior to 1995. The effects of the Restatement on the consolidated financial statements for 1997, 1996 and 1995 are summarized as follows:

For the year ended September 30, 1997-in thousands:

                     AS PREVIOUSLY
                        REPORTED      INCREASE      DECREASE      AS RESTATED
                     -------------    ---------     ---------      -----------
Total Assets            $ 24,409                     $  146         $ 24,263
Total Liabilities         18,630       $2,945                         21,575
Shareholder Equity         5,779                      3,091            2,688
Total Revenues            36,831                        791           36,040
Cost of Sales             20,786                         75           20,711
Income Taxes               (135)       $  300                            165
Net Income (loss)           502                       1,016             (514)
Earnings (loss)
  per share              $ 0.05                      $ 0.11         $  (0.06)

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

As of and for the year ended September 30, 1996-in thousands:

                       AS PREVIOUSLY
                          REPORTED      INCREASE      DECREASE      AS RESTATED
                       -------------    ---------     ---------     -----------
Total assets               $10,271       $  980                       $  11,251
Total liabilities            7,493        3,055                          10,548
Stockholders' equity         2,778                     $ 2,075              703
Total revenues              25,460                       1,792           23,668
Cost of sales               17,433                          60           17,373
Selling and
  administrative
  expenses                   4,366       $  26                            4,392
Income taxes                   615                          615               0
Net income                   1,418                        1,143             275
Earnings per share        $   0.18                      $  0.15        $   0.03

As of and for the year ended September 30, 1995-in thousands:

                        AS PREVIOUSLY
                           REPORTED      INCREASE      DECREASE     AS RESTATED
                        -------------    ---------     ---------    -----------
Total revenues             $14,269         $208                        $ 14,477
Selling and
  administrative             3,704                       $ 145            3,559
Net (loss)                  (2,065)                        353           (1,712)
(Loss) per share           $ (0.26)                       0.05          $ (0.21)

NOTE 14. SUBSEQUENT EVENTS

1. On April 7, 1998 the Company's primary bank, Comerica Bank, notified the Company that as a result of the Company being in violation of certain covenants of the original loan agreement in the amount of $5 million dated December 18, 1997, that the bank was making demand for payment in full of the outstanding balance at that time. Subsequently, the credit agreement was amended from a $5 million to a $2.2 million credit line. The outstanding balance at August 19, 1998 was $2.2 million (unaudited). Another commercial lender has completed their field audit in anticipation of paying off Comerica Bank, and is awaiting evaluation of the restated financial statements and other related SEC filings in order to

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

     complete this transaction although no assurance can be made in the regard. If the Company is unable to restructure or payoff Comerica Bank, its ability to conduct its business on a day-to-day basis would be materially adversely affected.

2. On July 16, 1998 the Company was notified by the American Stock Exchange (the Exchange) that it had fallen below certain of the Exchange's listing guidelines and the Company was being reviewed for continued listing eligibility. On July 27, 1998 the Company's management met with the Exchange and outlined its arguments for its continued listing. Subsequently, the Exchange informed the Company that it would continue the Company's listing on the Exchange until the required SEC reports were filed and the Exchange had an opportunity to evaluate whether or not the Company met its numerical guidelines. Currently, the Company does not meet the Exchange's listing requirements. If the American Stock Exchange does de-list the Company, it could have a material adverse effect on the marketability and market value of the Company's publicly traded Common stock.

3. For the nine months ended June 30, 1998, the Company incurred net losses from operations of approximately $4.4 million (unaudited), effectively eliminating shareholders' equity.

4. In February and April 1998, the Company received from the Internal Revenue Service (IRS) notices of proposed adjustments. Among other adjustments, the IRS is proposing to reduce the annual limitation on the Company's use of the net operating loss carryforwards which existed at the end of fiscal year 1994 to $245,000 per year. This limitation would effectively reduce the Company's net operating loss carryforward at September 30, 1997 to approximately $3 million. In addition, the IRS is proposing adjustments which could result in the payment of additional income taxes of up to $250,000 plus interest. Management plans to aggressively protest these proposed adjustments and believes that it will ultimately be resolved with no material impact on the Company's financial statements; however, future developments in this matter could change management's assessment of the situation in the near term.

5. Since late 1991 the Company has been a party to litigation pending before the Circuit Court of Cook County, Ill., County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a/ Congress Hotel v General Automation and Maxial Systems, Inc. The Company filed a counter claim, and on July 2, 1996, judgment was entered in the principal amount of $81,867 in favor of the Company. The principal claims asserted against the Company in the original complaint, however, remain outstanding. The Congress Hotel recently emerged from chapter 11 bankruptcy and have taken an active interest in pursuing their claim against the Company. Attorneys for the Company are unable to determine whether or not the Company has legitimate defenses to all of the claims asserted by the plaintiff and what the outcome of the case might be. In the event of an unfavorable outcome to the Company, the range of potential loss could be between $200 and $400 thousand. The Company intends to vigorously defend its position in this matter.

NOTE 15. MANAGEMENT'S PLANS

If the Company is unable to restructure its bank debt, as discussed in Note 14, and other obligations, as discussed below, or if the Company is delisted from the American Stock Exchange, the Company's ability to conduct its business on a day-to-day basis would be adversely affected. Management has developed a business plan (the "Plan") in order to strengthen the financial condition of the Company and attempt to meet the minimum guidelines for continued listing with the American Stock Exchange. In addition to the Company's current negotiations to restructure its bank debt, as discussed in Note 14, the Plan, among other things, includes the following:

1. On May 4, 1998 the Company completed the refinancing of its corporate headquarters facility in the amount of $900,000. Net proceeds from the loan to the Company was $860,000 to be used for working capital. In connection with the transaction, the Company issued a promissory note for $900,000 secured by a second trust deed on the corporate headquarters building, bearing interest at 12% per annum, payable interest-only monthly, with total principal and outstanding-interest due in full on April 30, 2000. The Company also issued five-year warrants to the lenders covering an aggregate of 200,000 shares of the Company's common stock, with an exercise price of $1.19 per share. The Company has guaranteed to the lender a 20% internal rate of return on the loan after considering the value of the warrants.

GENERAL AUTOMATION, INC.

--------------------------------------------------------------------------------

2. Short-term debt to certain creditors, totaling over $1.5 million, has been restructured in the form of notes payable, which are due in monthly installments over a two year period with interest at 12% per annum.

3. The Company has consolidated certain U.S. operations, resulting in an estimated reduction of general administrative expenses of $900,000 on an annual basis (unaudited).

4. Management is re-negotiating the terms of certain obligations related to acquisitions completed in 1996 and 1995 (total balance of approximately $8.4 million (unaudited) as of August 19, 1998) with the ultimate goal of strengthening shareholder's equity, improving the working capital position and eliminating a substantial amount of outstanding debt. The goal will also be to meet the minimum numerical guidelines for continued listing on the American Stock Exchange. Until these negotiations are complete, management is unable to determine what impact these acquisition related obligations will have on the financial position or results of operations of the Company. Additionally, there can be no assurances that these negotiations will be successful, or that even if successful, the Company will maintain its listing on the American Stock Exchange.

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-43158, No. 33-79038, No. 333-09483 and No.
333-37467) of General Automation, Inc., our report dated December 9, 1996, except as to Notes 9, 13, 14 and 15, which are as of August 19, 1998, appearing on page F-2 of this Form 10-K/A.


PRICEWATERHOUSECOOPERS LLP

Costa Mesa, California
August 19, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation of our report, dated December 19, 1997, except for Notes 9, 10, 13, 14 and 15 and the pro forma disclosures included in Notes 8 and 11 as to which the date is August 19, 1998, included in this Form 10-K/A in the previously filed Registration Statements of General Automation, Inc. and Subsidiaries on Form S-8 (No. 33-43158, 33-79038 and 333-09483).


McGladrey & Pullen, LLP


Anaheim, California
August 19, 1998