Form 10-Q/A
period 1998-03-31
GENERAL AUTOMATION INC
filed 1998-08-28
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A


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


                                                                       *RESTATED
                                          ---------------------------------------------------------------------
                                                Three Months Ended                    Six Months Ended
                                                     March 31,                             March 31,
                                          -------------------------------       -------------------------------
                                              1998              1997*               1998              1997*
                                          ------------       ------------       ------------       ------------
Sales - Product                           $  2,831,000       $  2,864,000       $  5,391,000       $  5,773,000
Sales - Service revenue                      4,986,000          6,273,000         10,650,000         12,862,000
                                          ------------       ------------       ------------       ------------
                  Total                      7,817,000          9,137,000         16,050,000         18,635,000
                                          ------------       ------------       ------------       ------------

Costs and expenses:

 Cost of sales - Product                     2,334,000          2,135,000          4,259,000          4,446,000
 Cost of sales - Service                     3,292,000          3,800,000          6,864,000          7,497,000
 Research and development                      320,000            824,000            874,000          1,817,000
 Selling and administrative                  2,622,000          2,452,000          5,050,000          4,773,000
 Depreciation                                  170,000                               358,000
 Amortization                                  534,000            330,000          1,075,000            660,000
 Other, net                                     72,000             42,000             71,000            100,000
                                          ------------       ------------       ------------       ------------

                                             9,344,000          9,583,000         18,551,000         19,293,000
                                          ------------       ------------       ------------       ------------

Operating income                            (1,527,000)          (446,000)        (2,501,000)          (658,000)

Interest income                                  4,000             15,000              6,000             28,000
Interest expense                              (161,000)           (83,000)          (254,000)          (148,000)
                                          ------------       ------------       ------------       ------------

     Income before income taxes             (1,684,000)          (514,000)        (2,749,000)          (778,000)

Provision for income taxes                      50,000             29,000             50,000            120,000
                                          ------------       ------------       ------------       ------------

Net income                                $ (1,734,000)      $   (543,000)      $ (2,799,000)      $   (898,000)
                                          ============       ============       ============       ============
Net (loss) income per share:

    Basic                                 $      (0.19)      $      (0.06)      $      (0.30)      $      (0.10)

    Fully Diluted                         $      (0.19)      $      (0.06)      $      (0.30)      $      (0.10)
                                          ============       ============       ============       ============
Weighted average shares outstanding:

    Basic                                    9,295,924          8,951,443          9,284,528          8,910,167
    Fully Diluted                            9,295,924          8,951,443          9,284,528          8,910,167



   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)


                                                                 F.Y. 1997 HAS BEEN *RESTATED
                                                                 -----------------------------
                                                                   FOR THE  SIX MONTHS ENDED
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
                                                                 ===========       ===========


         The accompanying notes are an integral part of these statements

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL AUTOMATION, INC.
Registrant

/s/ Jane M. Christie                        August 28, 1998
--------------------                        ---------------
Jane Christie                               Date
President and Chief Executive Officer

/s/ Richard H. Nance                        August 28, 1998
--------------------                        ---------------
Richard H. Nance                            Date
Vice President and
Chief Financial Officer