Form 10-K
period 1998-09-30
GENERAL AUTOMATION INC
filed 1999-01-13
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       for the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                         95-2488811
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


    17731 Mitchell North, Irvine, CA                        92653-1595
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (949) 250-4800

       Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
             Title of each class               on which registered
             -------------------              ---------------------
                    None                               None


          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value
                          ----------------------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of January 8, 1999 was $2,328,933, based on the average of the bid and asked prices for the Registrant's stock, as traded on the "Electronic Bulletin Board".

January 8, 1999, 9,332,641 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            GENERAL AUTOMATION, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
PART I

        ITEM 1.  BUSINESS...................................................................  1

        ITEM 2.  PROPERTIES.................................................................  7

        ITEM 3.  LEGAL PROCEEDINGS..........................................................  7

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................  7

PART II

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......  7

        ITEM 6.  SELECTED FINANCIAL DATA....................................................  9

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                     OF OPERATIONS.......................................................... 10

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................. 14

        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................ 15

        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE................................................... 15

PART III

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................... 15

        ITEM 11. EXECUTIVE COMPENSATION..................................................... 17

        ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............. 18

        ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................. 19

PART IV

        ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............ 21




                                     PART I
                                     ------

ITEM 1. BUSINESS
        --------

FORWARD-LOOKING STATEMENTS
--------------------------

        THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS, INCLUDING THOSE CONTAINED BELOW UNDER THE HEADING "SPECIAL FACTORS", AS WELL AS FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

GENERAL
-------

        General Automation, Inc. ("GA" or the "Company") provides computer hardware maintenance and software support services to over 3,000 end users throughout the United States. The Company also integrates computer hardware manufactured by other companies with proprietary and non-proprietary software to meet the requirements of its customers' specific applications, and installs and supports the integrated systems. The Company also sells a line of proprietary MultiValue database software products, and a line of connectivity products and middleware products designed to allow easy communication and transfer of data between MultiValue databases and other widely used software products such as Microsoft products and JAVA products. Although the Company's operations are conducted primarily in the United States, the Company also conducts operations through subsidiaries in Canada, Australia and the United Kingdom.

        The Company's principal executive offices are located at 17731 Mitchell North, Irvine, California, and its telephone number is (949) 250-4800. Unless the context otherwise requires, the "Company" or "GA" refer to General Automation, Inc. and its consolidated subsidiaries.

SPECIAL FACTORS
---------------

        Readers of this Report should carefully consider, in addition to the other information contained in this Report, the following:

        Going Concern Qualification. The reports of the Company's independent public accountants on the financial statements of the Company included in this Report on Form 10-K contain a going concern qualification. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

        Recent Operating Losses; Deficit Net Worth. The Company has incurred losses in four of its last five fiscal years. There can be no assurance that the Company will be able to achieve or sustain profitable operations in the future. As of September 30, 1998, the Company had a deficit net worth of $9.9 million. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

        Working Capital Deficiency; Cash Flow Constraints. As of September 30, 1998, the Company had a working capital deficiency of $13.8 million. Accordingly, the Company continues to operate under severely restricted cash resources, which requires that the Company carefully manage and monitor its cash position. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.") Additionally, the Company's primary bank, Comerica Bank, has demanded payment in full of the Company's $2.2 million credit line. The bank has initiated negotiations to enter into a forbearance agreement which will allow the Company sufficient time to find a replacement source of funds. Management is optimistic it will enter into the forbearance agreement in early 1999.

        Obligations to TMI in Default. In October 1996, the Company purchased from Texas Micro, Inc., formerly known as Sequoia Systems, Inc. ("TMI"), substantially all of the assets and business of TMI's Sequoia Enterprise Systems business division. In October 1997, the Company and TMI renegotiated the payment terms of the amount still owed by the Company to TMI in connection with that acquisition. In connection therewith, the Company executed and delivered to TMI an unsecured promissory note in the amount of $1,429,000, which bears interest at the rate of 13% per year and is payable in monthly installments of $75,000 plus interest. The Company also agreed to pay an additional $5,919,000 to TMI, $300,000 of which was paid in October 1997 and $400,000 of which was paid in December 1997. The balance was to be paid in monthly installments based on a percentage of the Company's revenues. The Company is in default in its payment obligations to TMI. As of September 30, 1998, the balance owed by the Company to TMI was $6,401,000. The Company is attempting to renegotiate these obligations. There can be no assurance, however, that the Company will be successful in doing so. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

        Obligations to Boundless in Default. In May 1995, the Company and Boundless Technologies, formerly known as SunRiver Data Systems ("Boundless"), formed a limited liability company, General Automation LLC ("GAL"), with the Company owning 51% and Boundless 49%. GAL was formed to allow GA to acquire the MultiValue Database based business owned by Boundless. Under the terms of the Operating Agreement which governs the conduct of GAL's operations (the "Operating Agreement"), GAL operates and manages GA's MultiValue business and Boundless's MultiValue business. Under the Operating Agreement, Boundless is entitled to receive cash distributions from GAL in an amount equal to a percentage of GAL's net revenues, which is payable whether or not GAL is profitable or generating positive cash flow. The Company is in default in its payment obligations to Boundless. As of September 30,1998, the amount owed by the Company to Boundless was $2,043,000. The Company is attempting to renegotiate these obligations. There can be no assurance, however, that the Company will be successful in doing so. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

        Under the Operating Agreement, the business and affairs of GAL are managed exclusively by GA. However, the Operating Agreement provides that, upon the occurrence of certain events, including the failure of GAL to pay to Boundless the percentage of net revenues to which Boundless is entitled, Boundless has the right to thereafter replace GA as the sole manager of GAL. GA has not yet received notice from Boundless of any intent to replace GA as the manager of GAL.

        Limited Market for the Company's Stock. The Company's common stock was traded on the American Stock Exchange until May 20, 1998, when trading was suspended due to the Company's failure to meet the Exchange's minimum listing requirements. As a result of the continuing failure of the Company to meet those minimum listing requirements, the Company's common stock was delisted by the American Stock Exchange on September 28, 1998. Since October 9, 1998, the Company's common stock has traded over the counter and has been quoted on the "Electronic Bulletin Board". The delisting of the Company's common stock by the American Stock Exchange has resulted in a much more limited market for the Company's common stock than existed before the delisting.

        Competition. The Company competes with a number of companies, many of which have substantially greater financial, technological, marketing and other resources than the Company. In its service business, the Company's competitors include Wang, AT&T and IBM. The Company's competitors for the sale of hardware include Data General Corporation, Digital Equipment Corporation, Hewlett Packard Company, and IBM. The Company's competitors for software products include
Ardent and Pick Systems. (See "Business - Competition.")

SERVICE AND SUPPORT
-------------------

        GA maintains a high quality service organization dedicated to meeting the complex hardware and software support requirements of several thousand end users, and has been delivering highly skilled support services for nearly thirty years. GA has earned a reputation for excellent quality and responsive service through an exceptional staff of service professionals, and the Company believes that this reputation is a key reason that customers with information-critical applications choose to buy from GA.

        GA offers three basic types of service and support, hardware maintenance services, software support services, and professional services.

        Hardware Maintenance

        GA provides on-site hardware maintenance services for computer equipment sold by GA as well as a wide variety of computer systems, workstations, tape drives, disk subsystems, terminals, communications devices, printers and other peripherals sold by other companies. These services are provided primarily by GA employees operating out of one of the Company's field service offices located throughout the United States. In some areas, however, the work is performed by subcontractors managed by the Company.

        Software Support

        GA also provides software support services for GA's proprietary software products as well as the various operating systems on which they run, such as AIX, UNIX, UnixWare, OS/2, Novell NetWare, Windows 95 - 98, Windows NT and MS DOS. These services are provided by phone, by remote access to the customer's system, and on-site, and are provided primarily out of GA's offices in Irvine, California, Marlborough, Massachusetts, and Hauppauge, New York.

        Professional Services

        GA also provides various professional services, including performance tuning, system upgrade services, technical product training, system design and site preparation, network design and configuration support, and development of disaster recovery programs. Contract programming and consulting services are also offered with expertise in Pick, C, C++, Visual Basic, Microsoft Access, and Pro-IV.

        The Company's hardware maintenance and software support services are typically provided under agreements, which provide for a fixed fee. These agreements typically provide that they may not be canceled by either the Company or the customer during the first year of the agreement, but thereafter may be canceled by either party on ninety days' notice.

SYSTEM SALES
------------

        GA sells complete computer systems which are configured by the Company (or the value-added resellers through which it sells) to meet the specific requirements of a particular end user. The hardware components for these systems are purchased by GA from the standard product offerings of other companies, the operating system software and proprietary GA software are loaded, the system is tested, and then delivered to the customer. The Company no longer sells any proprietary hardware, although some of the hardware sold by the Company is co-labeled with both the manufacturer's and the Company's name.

        The systems offered by the Company include both single processor and multiprocessor Intel-based systems, as well as PowerPC-based single and multiprocessor systems. These products feature a broad range of system solutions, from a low-end, single processor, cost-effective system through an eight-way multiprocessor enterprise server capable of supporting over 1000 users.

        The systems sold by the Company are sold by it directly to the end user as well as through a group of over 200 value-added resellers. The Company and its value-added resellers focus their system sales on key vertical markets, such as healthcare, finance, manufacturing, distribution, government, collection agencies and insurance.

PROPRIETARY SOFTWARE
--------------------

        MultiValue Database Software

        The Company offers a line of proprietary MultiValue database software products which are based on the Pick Operating System. The MultiValue database is based on a file structure that is multi dimensional. Some of these products are designed to run native (without an underlying operating system), while others are designed to run in concert with various operating systems, including UNIX, AIX and Windows NT. The Company believes that among the most distinctive characteristics of its multi-dimensional database products are their relative ease of use, English-like information management and retrieval language, and the speed they offer in the handling of large and complex database. Additionally, the MultiValue database is Year 2000 Compliant. The Company's proprietary software line is comprised of the following:

        mv.BASE - a multi-value data base that runs on Windows NT and Windows
95.

        mv.ENTERPRISE - a multi-value data base that runs on AIX or UNIX.

        Power95Plus - a multi-value data base that runs on AIX.

        Mentor Pro -a multi-value data base and operating system that runs natively on INTEL compatible PC's.

        Each of the foregoing products has been developed by the Company, but is derived from software developed by Pick Systems. Accordingly, the Company pays royalties to Pick Systems with respect to these products.

        The Company offers its proprietary software products both as a stand alone product as well as integrated into a system solution.

        Liberty Software

        The Company also offers a line of proprietary connectivity software and middleware products comprised of the following, which have been developed by the Company and are marketed under the Liberty name:

        Liberty ODBC Connection Manager - a programming tool which allows C/C++ or Visual Basic programmers to design high speed multi-threaded server environments for Windows 95 or Windows NT to access ODBC (Open Data Base Connectivity)Data sources.

        Liberty ODBC Driver - allows data communication between multi-value data bases and Windows applications.

        Liberty Web Publisher - allows multi-value data base users a fast, easy way to create interactive Web applications without compromising the security of their data.

        Liberty Administrator/32 - a Windows administration tool for ODBC (Open Data Base Connectivity), enabling new and existing multi-value applications.

        Liberty JDBC Driver - enables communication between JAVA and multi-value data bases.

        ("Windows" is a registered trademark of MicroSoft, Inc.)

FOREIGN OPERATIONS AND EXPORT SALES
-----------------------------------

        The Company's foreign sales were approximately 16% of total revenues in fiscal 1998, compared to approximately 12% in fiscal 1997 and approximately 5% in fiscal 1996. These revenues were generated primarily through the sale, installation and maintenance of computer systems in Australia and the distribution and support of software in Canada and the United Kingdom. The increase in foreign sales from fiscal 1996 to fiscal 1997 was primarily due to the Company's acquisition in October 1996 of the Sequoia Enterprise Systems division of Sequoia Systems, Inc. and Liberty Integration Software, Inc. (See Notes to the Company's Financial Statements included in this Report on Form 10-K for additional information relating to the Company's foreign operations, including financial information concerning operations by major geographic areas.)

COMPETITION

        The Company faces competition in its three primary areas of business; software sales, systems sales and service. Companies which General Automation, Inc. considers its primary competitors in each of the three categories include:

    *  Software sales - Pick Systems, and Ardent
    *  System Sales - IBM, Data General, Digital Equipment Corp.
       and Hewlett-Packard.
    *  Service - Wang, AT&T and IBM.

Although the Company faces competition it is well positioned to capitalize on the MultiValue market niche as the only single source supplier of integrated solutions and professional services. Although the larger computer manufacturers provide hardware into the MultiValue market they do so through various distributors and resellers and do not have a strong focus on this market today. Both existing MultiValue software competitors only provide software and software services. The Company's Liberty Software has been developed to work across all MultiValue products including database products sold by both Ardent and Pick Systems. A significant portion of Liberty revenues are derived from sales to Pick System and Ardent customers.

PRODUCT DEVELOPMENT
-------------------

        Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products. During fiscal 1998, the Company spent approximately $2,200,000 for product research and development, compared to $2,600,000 in fiscal 1997 and $1,200,000 spent in fiscal 1996. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board, while all other costs associated with product development are charged to operations as incurred. During fiscal 1998, the Company capitalized approximately $500,000 in software development costs compared to under $1,100,000 in fiscal 1997 and $200,000 in fiscal 1996.

COPYRIGHTS AND TRADEMARKS
-------------------------

        The Company holds trademark registrations protecting certain of its trademarks. The Company's proprietary software products are protected by copyright. The Company holds no patents which are significant to its current or proposed operations.

        As noted above, the Company's multi-dimensional database software products are derived from software developed by Pick Systems, and are distributed under licenses granted by Pick Systems. Invalidation or cancellation of those licenses could adversely impact the Company's business. The Company does not believe that it is operating in such a manner as to prompt cancellation of any of the Pick System licenses. Furthermore, management believes that there are alternative courses of action which could be pursued in the event of such a cancellation so as not to adversely impact operations of the Company.

BACKLOG
-------

        Orders from dealers and other customers for GA's products generally specify delivery dates of 30 days or less, and the Company rarely receives an order that has scheduled delivery dates beyond three months. Because of these order/delivery patterns, the backlog at the end of a period may appear to be low and is not a significant indicator of future revenues.

        The compressed order/delivery cycle mentioned above can result in period-to-period fluctuations in the Company's revenues since it is dependent upon short term orders which can be deferred or delayed by the Company's customers and thereby dramatically influence current period revenues.

        At September 30, 1998 the Company had backlog of approximately $1,013,000. At September 30, 1997, the Company's backlog was approximately $275,000. Virtually the entire backlog at September 30, 1998 was shipped subsequent to the fiscal year end.

EMPLOYEES
---------

        As of September 30, 1998, the Company had approximately 160 employees, 128 of whom are employed within the U.S. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union.

GOVERNMENT REGULATIONS
----------------------

        The Company does not operate a type of business whose activities are likely to require any special measures to ensure compliance with federal, state or local provisions relating to protection of the environment. Accordingly, the Company does not believe that any material capital expenditures will be required for compliance with such provisions or that such provisions will have any material effect upon its earnings or competitive position.

ITEM 2. PROPERTIES
        ----------

        The Company's headquarters and principal operations are located in a facility of approximately 20,000 square feet in Irvine, California, which the Company purchased in February 1995. The Company also leases an additional 10,000 square feet of space used principally for shipping/receiving in Irvine, California. In Management's opinion, the Company's facilities are adequate for operations in the foreseeable future.

        The Company's engineering and support personnel are located in leased facilities in Hauppauge, New York and Marlborough, Massachusetts. The Company also leases space in ten states, primarily for sales and service offices. The Company's subsidiaries in Australia, Canada and the United Kingdom also lease their facilities.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

        Since late 1991, the Company has been a party to litigation pending before the Circuit Court of Cook County, Illinois, County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel vs. General Automation and Maxial Systems, Inc. The Company filed a counter claim in this action and, on July 2, 1996, judgment on the counter claim was entered in the principal amount of $81,867 in favor of the Company. The principal claims asserted against the Company in the original complaint, however, remain outstanding. The Congress Hotel recently emerged from Chapter 11 bankruptcy and has taken an active interest in pursuing its claim against the Company. Attorneys for the Company are unable to determine at this time whether or not the Company has legitimate defenses to all of the claims asserted by the plaintiff and what the outcome of the case might be. In the event of an unfavorable outcome to the Company, the range of potential loss could be between $200,000 and $400,000. The Company intends to vigorously defend its position in this matter.

        In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company (other than the litigation with Congress Hotel, which is discussed above) are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

MARKET FOR THE COMPANY'S COMMON STOCK
-------------------------------------

        The Company's common stock was traded on the American Stock Exchange until May 20, 1998, when trading was suspended due to the Company's failure to meet the Exchange's minimum listing requirements. The Company's common stock was delisted by the American Stock Exchange on September 28, 1998. Since October 9, 1998, the Company's common stock has been quoted on the "Electronic Bulletin Board" .

        The following table sets forth the high and low closing sales prices of the Company's common stock on the American Stock Exchange for each of the periods indicated.

                                                       Sale Prices
                                                       -----------
                                                    High          Low
                                                    ----          ---
Fiscal Year Ended September 30, 1997
        First Quarter                              $3-1/8        $1-9/16
        Second Quarter                             $2-5/8        $1-11/16
        Third Quarter                              $1-15/16      $1-9/16
        Fourth Quarter                             $2-9/16       $1-7/16


Fiscal Year Ended September 30, 1998
        First Quarter                              1 7/16        1 3/16
        Second                                     1 5/8         1 1/4
        Third Quarter (from April 1 to May 20)     1 1/4         13/16
        Third Quarter (From May 21 to June 30)     Trading Suspended
        Fourth Quarter                             Trading Suspended

DIVIDEND POLICY
---------------

        The Company has never paid a dividend on its common stock. Given the Company's present financial condition, the Company does not expect to pay any dividends in the foreseeable future. The Company's current line of credit requires the Company to receive bank approval prior to paying any dividends.

RECORD HOLDERS
--------------

        The approximate number of holders of record of GA's outstanding common stock as of January 8, 1999 was 878.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

        The following table sets forth certain selected consolidated financial data for the Company for each of the years ended September 30, 1998, 1997, 1996, and 1995, which has been derived from audited financial statements. The financial data for the year ended September 30, 1994 is unaudited. The following table should be read in conjunction with (a) the audited consolidated financial statements of the Company and notes thereto as of and for the three years ended September 30, 1998; and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                     Year(s) Ended September 30 (Note 1 & 2)
                  (Amounts in thousands except per share data)
                  --------------------------------------------

                                 1998       1997(3)        1996          1995(4)      1994(5)
                                 ----       -------        ----          -------      -------
                                                                                    (UNAUDITED)
OPERATING DATA:
---------------

Sales                          $ 30,666     $36,040       $23,668        $14,622      $33,948

Income (loss) from
operations                      (11,798)        (38)          489         (1,313)         634

Net income (loss)              $(12,399)    $  (514)      $   275        $(1,712)     $  (239)
                               ========     =======       =======        =======      =======

Basic and diluted
Net income (loss)
per share                      $  (1.33)       (.06)          .03           (.21)        (.04)
                               ========     =======       =======        =======      =======

BALANCE SHEET DATA:
-------------------

Working capital
(deficiency)                    (13,495)     (6,123)         (865)        (1,570)       1,440
                               ========     =======       =======        =======      =======

Total assets                     14,114      24,263        11,251         10,484       18,041
                               ========     =======       =======        =======      =======

Long-term obligations             2,210       3,269         1,072          1,305        4,247
                               ========     =======       =======        =======      =======

Shareholders' equity
(deficit)                        (9,927)      2,688           703           (161)       1,960
                               ========     =======       =======        =======      =======


(1) In August 1998, the Company restated its 1997, 1996 and 1995 financial statements to properly reflect the deferred revenue account balance. The financial statements for the year ended September 30, 1994 have not been restated; however, the amounts for the year then ended reported within this table have been adjusted for the unaudited effects of the restatement.

(2) No dividends have been paid on the Company's common stock during any of the periods presented. (See "Market for the Company's Common Equity and Related Stockholder Matters.")

(3) Effective October 11, 1996, the Company acquired substantially all of the assets and liabilities of Sequoia Enterprise Systems ("SES"), a division of Sequoia Systems, Inc. The acquisition of SES has been accounted for under the purchase method of accounting. Accordingly, the financial information for the year ended September 30,1997 includes the results of operations from the date of the acquisition. (See Note 3 of the Company's Financial Statements.)

(4) Effective May 22, 1995, the Company and Boundless Technologies, formerly known as SunRiver Data Systems ("Boundless"), formed a limited liability company ("GAL") for the purpose of combining GA's Pick based business and Boundless' Pick based business, with the Company owning 51% and Boundless owning 49% of GAL.

(5) On November 10, 1994, with retroactive effect to October 1, 1994, the Company divested its Pacific Basin operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS
---------------------

In fiscal 1998, the Company is reporting a 14.9% decline in net revenues from the prior year. Management attributes this decline to the "aging" service contracts which were purchased in the Sequoia Systems acquisition. As these systems become older, the customer is upgraded to more sophisticated, albeit less expensive, hardware and software. The associated maintenance costs are likewise less expensive to the customer, resulting in lower service revenue to the Company. The following table summarizes Product Sales versus Service/Support:


                              1998                    1997                    1996
                              ----                    ----                    ----
PRODUCT SALES                10,716                  10,694                   9,715
SERVICE/SUPPORT              19,950                  25,346                  13,953
                             ------                  ------                  ------
TOTAL REVENUES               30,666                  36,040                  23,668
                             ======                  ======                  ======

A review of the above table indicates that while Product Sales remain relatively stable, the Service/Support revenue declined by approximately 21.3% in fiscal 1998. As discussed above, this reflects primarily the aging contracts from the Sequoia Systems purchase. Management anticipates that this aging and transitioning of contracts to newer and cheaper technology will continue in the future. Management estimates that this form of revenues could decline at a rate of approximately 20% per annum if left unchallenged. In this regard, the Company has increased its inside sales force and is focusing those additions on gaining new service business apart from those purchased from Sequoia Systems.

A review of the Cost of Sales and the associated Gross Profit Margin for the same three years, also reveals no clear trend. The following table summarizes those areas as related to Product Sales and Service/Support (in thousands):

                                           1998          1997          1996
                                           ----          ----          ----
COST OF SALES - PRODUCT SALES             10,162         6,661         7,887
COST OF SALES - SERVICE/SUPPORT           13,376        14,050         9,486
GROSS PROFIT                               7,128        15,329         6,295

The significant changes in Cost of Sales and Gross Profits from 1996 to 1997 are attributed to the acquisitions previously discussed above. The 53.5% decline in Gross Profit for fiscal 1998 reflects both the decline in Service/Support Revenue and the charges to inventory, moving expenses and other charges related to down-sizing operations in the Marlborough, MA facility.

The 52.3% increase in revenues from 1996 to 1997, along with the 144.8% and 124.8% increases in Selling and Administrative and Research and Development respectively, are attributed to the Sequoia System acquisition during fiscal 1996. In October 1996, the Company acquired substantially all of the assets and liabilities of Sequoia Enterprise Systems (SES) from Texas Micro, Inc. (TMI) which has resulted in a lack of comparability between the fiscal years ended September 30, 1996 and 1997. A 43% increase in current assets is reported from fiscal 1996 to 1997, and a 95% increase in current liabilities during the same period. The result at the year ended September 30, 1997 is a negative working capital position of approximately $6.1 million. The Company is also reporting a 282% increase in shareholder's equity from fiscal 1996 to 1997 after a reported loss for the year ended September 30, 1997 of $514,000. The increase in the reported shareholder's equity is primarily attributed to the common stock issued in connection with the SES acquisition.

The Company is reporting a loss of $12.4 million for the year ended September 30, 1998. This represents a reported loss in four of the past five years. It also represents a substantial increase over the $514 thousand loss reported for the year ended September 30, 1997 vs a reported profit of $275 thousand for fiscal 1996. A review of operating results for the years ended September 30, 1996, 1997 and 1998, reveal no clear trend in any of the major categories.

Selling and Administrative expenses have remained somewhat stable between fiscal 1997 and 1998. The increase in fiscal 1997 over 1996 is attributed to the Sequoia Systems acquisition during fiscal 1996. The slight increase in SG&A realized in fiscal 1998 was due to the fact that the benefits associated with cuts in costs and expenses during the year should be realized in future periods. This was due primarily to the $3.5 million impairment charge to Goodwill (see Footnotes to the financial statements). In reviewing the tables above, which disclose the decline in revenues associated with the acquisition which gave rise to the Goodwill, along with an evaluation of the parts inventory and other asset values associated with that purchase, Management determined the carrying amount of the Goodwill required adjustment in accordance with SFAS 121 - Impairment of Long-Lived Assets. Goodwill was also affected by an increase of approximately $275 thousand due to a business acquisition by the Company's Australian subsidiary. The single impairment charge, along with certain non-cash and other expenses recognized during fiscal 1998, contributed significantly to the reported loss for that year and are not expected to affect future operating results of the Company. The table below summarizes what management considers non-cash and other note-worthy expenses reported in the year ended September 30, 1998:

IN THOUSANDS:
  Write off of inventories - non-cash charge                             1,086
  Depreciation and amortization - non-cash charge                        2,914
  Impairment of goodwill - non-cash charge                               3,519
  Cancelled contract associated with prior acquisition                   1,500
  Audit expense related to re-statement of prior year results              300
  Costs associated with contract dispute                                   400
  Moving expense related to down-sizing Marlborough, MA facility           100
  Other expenses related to down-sizing Marlborough, MA facility*          900
                                                                       -------

                              TOTAL                                     10,719
                                                                       =======

*The Company accrued $900,000 in rent expense related to excess space in the Marlborough, MA facility. At September 30, 1998, approximately 25% of the facility's 30,000 square feet were being utilized.

The majority of the above costs and expenses relate primarily to the Sequoia Systems acquisition. Management has determined that the costs and terms of that acquisition, as well as the Boundless/Sunriver (Boundless) acquisition, cannot be adhered to by the Company. Management has therefore proposed to both Boundless/Sunriver and Sequoia/TMI (TMI), that the price, terms and conditions of those acquisitions be compromised under terms and conditions that are acceptable to all parties. Both Boundless and TMI have signed non-binding letters of intent indicating acceptance of those terms. In this regard, the Company has engaged the investment-banking firm of Cruttenden Partners to assist the Company in this effort. Final terms and conditions of the proposal are subject to the approval of all parties, however, and the Company can make no assurances at this time that a final agreement will be reached. Management does consider completing this proposal to be paramount for the future operating results of the Company.

Other changes between 1997 and 1998 in Balance Sheet items worth noting include a 24.9% decline in accounts receivable reflecting the decline in revenues discussed above. The 60.3% decline in inventories relates directly to the revenue decline, and the 71.2% decline in goodwill. As discussed above, a review of future cash-flow from the Sequoia Systems contracts acquisition and related inventory values, determined that goodwill was impaired in accordance with SFAS 121 requiring a $3.5 million write-down of that assets. The 100% decline and 39% increase in long-term note receivable and other assets respectively, reflect primarily the addition of a $900,000 2nd mortgage loan secured during fiscal 1998, as well as the reclassification of other accounts.

Significant changes from 1997 to 1998 are noted in current portion of long term debt (and long term debt), note payable to TMI and due to Boundless. These large increases in each of the accounts reflects the continued accrual of costs and expenses associated with the original terms and conditions of those acquisitions, while not making those required cash payments. Management has approached both Boundless and TMI in an effort to renegotiate those terms and conditions and to compromise the outstanding obligations to them. This matter is discussed below in greater detail.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The liquidity of the Company remains a priority concern to Management. Although the reported loss of $12.4 million for the year ended September 30, 1998 included non-cash charges of over $7.4, the Company clearly is struggling with an ill-liquid condition. For the three years ended September 30, 1996, 1997 and 1998, the deficit working capital position of the Company was reported at $865 thousand, $6.2 million and $13.8 million respectively. For those same periods, total stockholders equity was reported at $703 thousand, $2.7 million and a deficit $9.9 million, respectively. Virtually any liquidity, activity, financial or profitability ratio computed, reveals a Company needing strong balance sheet management, improved liquidity and a stronger capital structure. Additionally, during fiscal 1998, Comerica Bank, the Company's primary lending source, made demand for payment in full of its credit line which had a balance at September 30, 1998 of $2.2 million.

Management has taken steps during most of fiscal 1998 to cut costs and expenses, expand market opportunities and address issues which they believe will result in an improved balance sheet and financial ratios. The Company continues to work closely with Comerica Bank and is currently negotiating a forbearance agreement which, if approved, will allow the Company to continue operating without the threat of immediate legal action from the bank. Essentially, Management believes the bank recognizes the benefits derived from the Boundless/TMI proposal, and should allow time to bring that proposal to fruition. However, there can be no assurances that the final terms and conditions of the forbearance agreement will be agreed upon.

In regards to Boundless/TMI, on-going negotiations with those companies to restructure and/or compromise the current and future obligations to them are being conducted between the Company and management of those firms. As previously discussed, the Company has engaged the investment banking firm of Cruttenden Partners to assist in those negotiations. Though no assurances can be given as to the ultimate outcome, management is optimistic that some terms and conditions with both Boundless and TMI will be reached which will be agreeable to all three companies. Management continues to believe that the successful re-negotiated terms of those acquisitions are vital to the on-going operations of the Company. Because final terms and conditions of these negotiations have not been completed, Management has made no estimates of the effects to the Company in the form of additional debt/equity or shareholder dilution which could ultimately be realized.

At the present time, Management is optimistic that cash-flow being generated from normal daily operations is sufficient to cover the costs and expenses associated with those operations. This assumption excludes payments to Boundless/TMI, which the Company has acknowledged to Boundless/TMI that those payments cannot be met. Beyond seeking a source to replace Comerica Bank, and seeking ways of restructuring the Boundless/TMI obligations, Management has no immediate plans of attempting to raise cash from outside sources, either in the form of debt nor equity. Management also has no immediate plans for any significant capital expenditures.

Going Concern Comment and Management's Plan of Action

The Company's independent auditors' reports for the years ended September 30, 1996, 1997 and 1998 contain a "going concern" matter of special emphasis paragraph. The primary steps which Management will focus on in the immediate future to address this concern include:

      * Continue the negotiations with Boundless/TMI with the goal of settling those obligations in a manner which will ultimately strengthen the capital and liquidity of the Company, as well as results of operations

      * Continue to work closely with the Company's primary bank, Comerica Bank, to insure compliance with all covenants in any final forbearance agreements which Management is attempting to finalize, and work towards an orderly payment of that debt

      * Continue to work with other lending sources who have given indications of interest in replacing Comerica Bank as the Company's primary lending source.

      * Expand the Company's market niche and its opportunities involving the internet, e-commerce, etc.

      * Expand market opportunities through technology available from the Company's foreign subsidiaries; an area which Management has a great deal of confidence in.

      * Continue with the upgrade and improvement of operating and reporting systems within the Company in order to maintain efficiency in daily operations.

EFFECTS OF INFLATION
--------------------

SFAS 89 - Financial Reporting and Changing Prices, requires disclosures about changing prices and inflation which Management deems material to an understanding of the Company. In this regard, and as discussed above, rapid advances in technology leads to greater opportunities for a customer base to continually upgrade their systems and software at a lower cost to that customer. This lower cost to a customer is translated to lower revenue for companies in the computer industry, including General Automation, Inc. Additionally, the related revenues associated with maintenance contracts for product and service are clearly subject to declines as a result of these lower costs. General Automation has taken steps to partially offset these declines by increasing and strengthening the inside sales force in order to seek and capture more business.

YEAR 2000 ISSUES
----------------

As the end of the century draws near, there is concern that Year 2000 technology problems may wreak havoc on global economies and materially effect the operating results of companies. General Automation, Inc. is taking the steps necessary to insure that this potential problem does not adversely affect its operating results in the future. In this regard, Management is continuing its assessment of Year 2000 issues.

Because the Company's products are primarily written in licensed versions of the Pick Operating System, there is effectively no Year 2000 problem due to the design of the Pick System which took this into account at its inception. However, the "applications" written for the Pick System, and, other Operating Systems which host our Pick Data Base implementation, could potentially have Year 2000 issues. Also, third parties which the Company has material relationships with, such as vendors, may or may not be Year 2000 compliant. In both of these instances, the Company is taking the steps necessary to verify Year 2000 compliance and expects this assessment to be complete within the first half of fiscal 1999.

Company's State of Readiness

The Company is confident that its own internal systems are Year 2000 compliant, or planned up-grades are in place; e.g. accounting, reporting, etc. However, the Company is continuing its efforts to verify third party compliance, primarily through the use of questionnaires. Areas in which the Company will focus its concerns will be:

     * The equipment and software for its wide-area frame-relay network
     * Telephone switches and hand-sets
     * Corporate-headquarter alarm and entry systems
     * E-mail software
     * Other peripheral equipment such as fax machines, scanners, printers, etc

Costs Associated with Year 2000 Issues

Management does not expect any further material costs to be incurred as a result of Year 2000 issues. As previously discussed, most core products used with the underlying Pick System has been Y2K compliant since its inception.

Risks Associated with Year 2000 Issues

Management is unaware of any material risks associated with Year 2000 issues at the present time that would affect operations of the Company.

Contingency Plans

Because the assessment of Year 2000 issues is incomplete, the Company has not developed contingency plans for this issue. Management expects the assessment and any related necessary contingency plans will be complete within the first half of its fiscal 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

        N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

        The following financial statements are filed as a part of this report on Form 10-K:


                                                                                       Page
                                                                                       ----
REPORTS OF INDEPENDENT ACCOUNTANTS                                            F - 1 -- F - 2

Consolidated Balance Sheets at September 30, 1997 and 1998                             F - 3

Consolidated Statements of Operations for the three years in the period
        ended September 30, 1998                                                       F - 4

Consolidated Statements of Stockholders' Equity (Deficit) for the three
        years in the period ended September 30, 1998                                   F - 5

Consolidated Statements of Cash Flows for the three years in the period
        ended September 30, 1998                                              F - 6 -- F - 7

Notes to Consolidated Financial Statements                                   F - 8 -- F - 27

AUDITOR'S REPORT ON THE SCHEDULE                                            F - 28 -- F - 29

SCHEDULE II Valuation and Qualifying Account                                          F - 30


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        Not applicable.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

        The following are the directors and executive officers of the Company:

        Name                             Age         Position(s) with the Company
        ----                             ---         ----------------------------
        Lawrence Michels                  67         Chairman of the Board, Director
        Robert D. Bagby                   65         Vice Chairman of the Board, Director
        Jane M. Christie                  46         President, Chief Executive Officer,
                                                     Director
        Richard H. Nance                  50         Vice President Finance, Chief Financial
                                                     Officer, Secretary & Treasurer
        Philip T. Noden                   56         Director
        Paul L. Morigi                    78         Director
        Robert M. McClure                 63         Director


        Lawrence Michels has been a director of the Company since August 1990, and Chairman of the Board of Directors since August 1993. From 1979 until December 1992, Mr. Michels was President and Chief Executive Officer of The Santa Cruz Operation, Inc., an international leader in the UNIX and open systems software marketplace. Previously, he held the positions of Vice President at TRW and President of TRW Data Systems. Mr. Michels has been providing management consulting for various companies since 1992.

        Robert D. Bagby has been a director of the Company since September 1989. From 1987 to 1994, Mr. Bagby was the Company's Vice President of Operations. In February 1994, he was appointed President and Chief Operating Officer, and in October 1994 he was appointed Chief Executive Officer. In May 1996, he was appointed Vice Chairman of the Board of Directors and resigned his positions as President, Chief Operating Officer and Chief Executive Officer.

        Jane M. Christie joined the Company in 1979. In 1987, she was made responsible for the Company's services division as well as the vertical solutions group. Over the last twenty years, Ms. Christie has held various senior executive positions within the Company, Sorbus and First Data Resources. In August 1995, she became an officer of the Company and Senior Vice President of Customer Services, Sales and Marketing. In May 1996, Ms. Christie was appointed President and Chief Executive Officer of the Company, succeeding Robert D. Bagby. In January 1997, Ms. Christie was elected to the Company's Board. Ms. Christie holds a Bachelor of Science in Business Administration.

        Richard H. Nance joined the Company in February 1998 as Vice President Finance, Chief Financial Officer and Secretary/Treasurer. Mr. Nance joined General Automation with more than twenty-four years of diversified experience in financial management, treasury, accounting and SEC reporting. Mr. Nance is a Certified Public Accountant and holds professional memberships in the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Nance previously held senior management positions with both state and national banks from 1974 to 1980. From 1980 to 1989, he operated his own financial consulting practice. In the period prior to joining the Company, Mr. Nance held various executive positions, including Chief Financial Officer of Mortgage BancFund Corporation in Irvine, California from 1989 through 1993. From 1993 through 1996 he was a principal in Calspectre Management in Mission Viejo, California, where his responsibilities included managing merger and acquisition analyses, SEC reporting and strategic planning for the company's clientele. From September 1996 to October 1997 he was Chief Financial Officer for Wiz Technology, Inc., a San Juan Capistrano, CA distributor of budget computer software. His primary responsibility was to bring this troubled company into compliance with various SEC regulations and auditing rules. Mr. Nance holds two degrees, a Bachelor of Business Administration in Banking and Finance and a Bachelor of Science in Accounting.

        Philip T. Noden has been a director of the Company since January 1989. Since 1983, he has been a member of the Board of Directors of Sanderson Group PLC ("Sanderson"), a United Kingdom-based developer and supplier of applications software.

        Paul L. Morigi has been a director of the Company since August 1990. From 1982 to 1987, he was Senior Vice President and a director of Advest, Inc., a stock brokerage firm. He is currently Chairman of the Board of Phillips Screw Corp. Since 1987, he has been President of Paul Morigi & Company, Inc., a Connecticut investment company and a member of the American Stock Exchange.

        Robert M. McClure has been a director of the Company since April 1994. Dr. McClure is the President of Unidot, Inc., which he founded in 1979 to specialize in the design of sophisticated computer software and hardware. Dr. McClure also serves as a director of The Santa Cruz Operation, Inc. and IPT Corporation.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are also required by the SEC regulations to furnish the Company with copies of the Section 16(a) forms, which they file.

        During the fiscal year ending September 30, 1998, Mr. Nance, Vice President Finance and CFO of the Company, was not timely with respect to the filing of Form 3, Initial Statement of Beneficial Ownership of Securities. During the required filing period he did not own nor trade in any of the Company's publicly traded stock. This Form has subsequently been filed. Also, during the fiscal year ended September 30, 1998, Mr. Morigi, a director of the Company, was not timely with respect to the filing of one report relating to the purchase of shares of the Company's common stock.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

        The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's President and Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus during fiscal 1998 exceeded $100,000 (hereinafter referred to as the "named executive officers") for the years ended September 30, 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                 Long-Term
                                     Annual                    Compensation (1)
                                   Compensation                    Awards
                             -----------------------------   ------------------
                                                                 Securities          All Other
Name and Principal                                           Underlying Options    Compensation
Position                     Year    Salary ($)  Bonus ($)          (#)              ($)  (2)
--------                     ----    ----------  ---------   ------------------    ------------
Jane M. Christie             1998       176,300       0              100,000                0
President and CEO(3)         1997       169,000       0              200,000            2,029
                             1996       126,900       0              100,000                0

Robert D. Bagby              1998       147,500       0                    0            4,200
Vice Chairman of the         1997    (5)145,200       0               50,000            4,000
Board(4)                     1996       140,000       0                    0            4,200

Richard H. Nance(6)          1998        77,000       0              100,000                0
Vice President Finance
Chief Financial Officer,
Secretary, Treasurer


(1) The Company made no long-term incentive plan payouts to the named executive officers during the 1996, 1997 and 1998 fiscal years.

(2) Includes contributions to the Company's Employee Savings Plan on behalf of the named executive officers to match contributions (included under salary) made by each to that Plan.

(3)     Ms. Christie became President and Chief Executive Officer in May 1996.

(4) Mr. Bagby served as the Company's President, Chief Executive Officer and Chief Operating Officer until May 1996.

(5)     Includes debt forgiveness of $43,612.

(6) Mr. Nance joined the Company in February 1998 as Vice President Finance, Chief Financial Officer, Secretary & Treasurer.

COMPENSATION OF DIRECTORS

        During the fiscal year ended September 30, 1998, directors who were not employees of the Company each received a monthly retainer of $1,200 and the Chairman received a monthly retainer of $3,500. Directors who were also employees of the Company received no additional remuneration for serving as a Director. Fees were accrued but not paid.

                               OPTION GRANTS TABLE

        During fiscal 1998, options covering a total of 200,000 shares were granted by the Company to a total of two named executive officers of the Company. The following table contains information concerning the grant of stock options to the named executive officers:


                                                                            Potential
                                 Percent of                                 Realizable Value at
                    Number of    Total                                      Assumed Annual
                    Securities   Options                                    Rates of Stock
                    Underlying   Granted to      Exercise                   Price Appreciation
                    Options      Employees       Price       Expiration     for Option
Name                Granted (#)  in Fiscal Year  ($/Sh)      Date           Term
----                -----------  --------------  --------    ----------     -------------------
                                                                             5%($)       10%($)
                                                                            ------       ------
Jane M. Christie    100,000          1/3           $1.19         4/03         0             0
Richard H. Nance    100,000          1/3           $1.25        10/03         0             0


                       OPTION EXERCISES AND YEAR-END VALUE

        The following table provides information, with respect to the named executive officers, concerning the exercise of options during fiscal 1998 and unexercised options held as of the end of fiscal 1998.


                                            Number of Securities       Value of Unexercised
                                           Underlying Unexercised          In-the-Money
                                                Options/SARs              Options/SARs at
                                                at FY-End (#)               FY-End ($)

                    Shares
                    Acquired
                    on         Value
Name                Exercise   Realized   Exercisable  Unexercisable Exercisable  Unexercisable
----                --------   --------   -----------  ------------- -----------  -------------
Jane M. Christie        0          0        400,000      150,000          0            0

Robert D. Bagby         0          0         50,000         0             0            0

Richard H.Nance         0          0        100,000         0             0            0


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

        The following table sets forth, as of January 8, 1999 information regarding the ownership of the Company's common stock by (a) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (b) each of the directors of the Company who own common stock, (c) each of the named executive officers, and (d) all executive officers and directors of the Company as a group.


Name and Address                    Number of Shares(1)    Percentage of Class(2)
----------------                    -------------------    ----------------------
Richard H. Pickup                        1,342,400                  11.9%
2501 Monaco Drive
Laguna Beach, CA  92651

Texas Micro, Inc.                          600,000                   5.3%
5959 Corporate Drive
Houston, TX  77036

Robert D. Bagby(3)                         549,800                   4.9%

Jane M. Christie(3)                        566,590                   5.0%

Lawrence Michels(3)                        738,334                   6.5%

Paul L. Morigi(3)                          160,000                   1.4%

Robert M. McClure(3)                       100,000                     *

Philip T. Noden(3)                          50,000                     *

All executive officers(4)                4,107,124                  36.5%
and directors as a group
(8 persons, including those
named above)

* Less than 1%
--------------

(1) Except as set forth below, each of the persons included in the above table has sole voting and investment power over the shares respectively owned, except shares issuable upon exercise of stock options, and except as to rights of the person's spouse under applicable community property laws.

(2) The number and percentage ownership for each beneficial owner is calculated as if all options or warrants held by such owner that are currently exercisable were exercised and such shares ("beneficially owned" shares) were included in the numerator as shares owned and in the denominator as shares outstanding for purposes of the calculation for such beneficial owner only.

(3) Shares listed for Mr. Bagby, Ms. Christie, Mr. Michels, Mr. McClure, Mr. Morigi and Mr. Noden include 535,000, 550,000, 585,000, 90,000, 50,000 and 50,000 shares, respectively, that may be acquired through the exercise of stock options that are currently exercisable.

(4) Includes 1,860,000 shares that may be acquired thorough the exercise of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

        In November 1998, the Company and Leonard Mackenzie (a former officer and director of the Company) entered into an agreement (the "Termination Agreement") which terminated all of the Company's obligations under a letter agreement (described below) which had been entered into by the Company and Mr. Mackenzie in April 1997 (the "Letter Agreement"), including the Company's obligation to issue the Warrant (which is also described below) to Mr. Mackenzie. In consideration of the termination of the Letter Agreement, the Company has agreed to pay to, or for the benefit of, Mr. Mackenzie, $74,166 upon execution of the Termination Agreement, $37,500 ninety days following the execution of the Termination Agreement, seven monthly installments of $12,222 each commencing on December 1, 1998 and continuing on the first day of each month thereafter to and including June 1, 1999, and $11,778 on July 1, 1999.

        The Letter Agreement had been entered into in April 1997 in connection with Mr. Mackenzie's resignation as an employee of the Company. Under the Letter Agreement, Mr. Mackenzie agreed to terminate the incentive stock option which had been granted to Mr. Mackenzie in August 1994, under which Mr. Mackenzie held the right to purchase 300,000 shares of the Company's common stock at an exercise price of $0.75 per share. Under the Letter Agreement, Mr. Mackenzie also agreed to provide certain consulting services to the Company. In consideration of the termination of Mr. Mackenzie's incentive stock option, and the consulting services to be provided to the Company by Mr. Mackenzie, the Letter Agreement obligated the Company to pay to, or for the benefit of, Mr. Mackenzie, monthly payments of $27,083. The Letter Agreement provided that it could be terminated by the Company at any time after the second anniversary of the date of the Letter Agreement, in which event the monthly payment obligations of the Company would terminate. Upon termination of the Letter Agreement for any other reason, including Mr. Mackenzie's death (but excluding termination following breach of the Letter Agreement by Mr. Mackenzie), the Letter Agreement obligated the Company to continue making payments at the rate of $27,083 per month until the second anniversary of the date of the Letter Agreement, and thereafter at the rate of $20,083 per month until the third anniversary of the date of the Letter Agreement. In addition, upon the expiration or termination of the Letter Agreement for any reason (excluding termination following breach of the Letter Agreement by Mr. Mackenzie), the Letter Agreement obligated the Company to issue to Mr. Mackenzie a warrant to purchase shares of the Company's common stock (the "Warrant"). The Warrant, if issued, would have a two year term commencing on the date of expiration or termination of the Letter Agreement and an exercise price equal to the fair market value per share of the Company's common stock on the date of expiration or termination of the Letter Agreement. The number of shares purchasable upon exercise of the Warrant would be the quotient obtained by dividing (A) the difference, if any, between (i) $899,988, and (ii) the sum of the aggregate compensation paid to Mr. Mackenzie under the Letter Agreement prior to its expiration or termination, by (B) the fair market value per share of the Company's common stock on the date of expiration or termination of the Letter Agreement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

        Reports on Form 8-K.

               During the last quarter of the fiscal year covered by this report, the Company filed the following Reports on Form 8-K:

               (1) Form 8-K filed on July 21, 1998 reporting the Company's receipt of a letter from the American Stock Exchange informing the Company that the Exchange was reviewing the Company's continued listing eligibility.

               (2) Form 8-K filed on September 29, 1998 reporting the Company's receipt of notification from the American Stock Exchange that the Company's common stock would be removed from listing.

        The following exhibits are filed as part of this report on Form 10-K:

Number                      Description
------                      -----------

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

10.10 Amendment dated January 27, 1997 to the Loan Agreement dated October 30, 1996 between the Company and Imperial Bank, incorporated herein by reference to Exhibit 10.10 to the Company's 10-K for the year ended September 30, 1997.

10.11 Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie, incorporated herein by reference to Exhibit 10.11 to the Company's 10-K for the year ended September 30, 1997.

10.12 The Company's 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.12 to the Company's 10-K for the year ended September 30, 1997.

10.13 The Company's 1991 Directors' Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.13 to the Company's 10-K for the year ended September 30, 1997.

10.14 Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc., incorporated herein by reference to Exhibit 10.14 to the Company's 10-K for the year ended September 30, 1997.

10.15 License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited, incorporated herein by reference to Exhibit
        10.15 to the Company's 10-K for the year ended September 30, 1997.

10.16 Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie, incorporated herein by reference to Exhibit 10.16 to the Company's 10-K for the year ended September 30, 1997.

10.17 Agreement by and between General Automation, Inc. and MDIS dated December 22, 1997, incorporated herein by reference to Exhibit 10.17 to the Company's 10-K for the year ended September 30, 1997.

10.18 Loan Agreement dated December 18, 1997 between the Company and Comerica Bank, incorporated herein by reference to Exhibit 10.18 to the Company's 10-K for the year ended September 30, 1997.

10.19 Letter Agreement dated October 1, 1997 between the Company and Texas Micro, Inc., formerly Sequoia Systems, Inc. ("Texas Micro"), amending the Asset Purchase Agreement between the Company and Texas Micro dated October 3, 1996 and the Registration Rights Agreement between the Company and Texas Micro dated October 11, 1996, together with the related Promissory Note dated October 1, 1997 in the original principal amount of $1,428,899 payable by the Company to Texas Micro, incorporated herein by reference to Exhibit 10.19 to the Company's 10-K for the year ended September 30, 1997.

10.20 Letter agreement dated November 5, 1998 between the Company and Leonard Mackenzie.

10.21   Promissory Note dated May 4, 1998 between the Company and NCR
        Corporation .

21      Subsidiaries of the Company.

23.1    Consent of Independent Accountants - Cacciamatta Accountancy
        Corporation.

23.2    Consent of Independent Accountants. - McGladrey & Pullen, LLP.

23.3    Consent of Independent Accountants - Price Waterhouse, LLP.

27.1    Financial Data Schedule

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENERAL AUTOMATION, INC.


 January 13, 1999                      By: /s/ Jane M. Christie
                                           ------------------------------------
                                           Jane M. Christie, President and
                                           Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 SIGNATURE                            TITLE                           DATE

/s/ Lawrence Michels
-----------------------        Chairman of the Board            January 13, 1999
Lawrence Michels               Director

/s/ Robert D. Bagby
-----------------------        Vice Chairman, Director          January 13, 1999
Robert D. Bagby

/s/ Jane M. Christie
-----------------------        President, CEO, Director         January 13, 1999
Jane M. Christie

/s/ Robert M. McClure
-----------------------        Director                         January 13, 1999
Robert M. McClure

/s/ Paul L. Morigi
-----------------------        Director                         January 13, 1999
Paul L. Morigi

/s/ Philip T. Noden
-----------------------        Director                         January 13, 1999
Philip T. Noden

/s/ Richard H. Nance
-----------------------        Vice President and               January 13, 1999
Richard H. Nance               Chief Financial &
                               Accounting Officer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
General Automation, Inc.

We have audited the accompanying consolidated balance sheet of General Automation, Inc. and Subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Automation, Inc. and Subsidiaries as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company's significant loss for 1998 further increased its working capital deficit and produced a significant stockholders' deficiency. In addition, as discussed in Note 8 to the financial statements, the Company's primary bank has demanded payment in full of the Company's line of credit and, as discussed in Note 3, the Company is in default on all amounts due to TMI and Boundless. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 18. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                             CACCIAMATTA ACCOUNTANCY CORPORATION

January 8, 1999

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

As more fully described in Note 2, the Company has restated its consolidated financial statements to properly reflect the amounts recognized as service revenues.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred operating losses in two of the last three years, has a working capital deficit and a deficit tangible net worth. In addition, the Company has incurred significant losses subsequent to September 30, 1997, its primary bank has demanded payment in full of the Company's line of credit, and other events have occurred which could adversely affect the Company's operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 19. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.


MCGLADREY & PULLEN, LLP



Anaheim, California
December 19, 1997, except for Notes 2, 16 and 18
and the pro forma disclosures included in Notes 3
and 14 as to which the date is August 19, 1998

                            GENERAL AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   SEPTEMBER 30,
                                                                         ---------------------------------
                                                                             1998                 1997
                                                                         ------------         ------------
                              ASSETS

Current assets:
  Cash and equivalents                                                   $    856,000         $    797,000
  Accounts receivable                                                       4,165,000            5,548,000
  Inventories                                                               1,986,000            4,999,000
  Prepaid expenses and other                                                1,073,000              839,000
                                                                         ------------         ------------

   Total current assets                                                     8,080,000           12,183,000

Long-term receivable                                                             --                570,000
Capitalized software                                                        1,639,000            1,794,000
Property and equipment                                                      2,073,000            2,431,000
Goodwill                                                                    2,043,000            7,085,000
Other                                                                         279,000              200,000
                                                                         ------------         ------------

                                                                         $ 14,114,000         $ 24,263,000
                                                                         ============         ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank line of credit                                                    $  2,200,000         $  1,884,000
  Current portion of long-term debt                                           811,000              275,000
  Note payable and due to TMI                                               6,401,000            5,220,000
  Due to Boundless                                                          2,043,000              490,000
  Accounts payable                                                          1,805,000            3,181,000
  Accrued expenses                                                          3,860,000            2,243,000
  Deferred revenue                                                          4,711,000            5,013,000
                                                                         ------------         ------------

    Total current liabilities                                              21,831,000           18,306,000

Long-term debt                                                              2,210,000            1,141,000
Due to TMI                                                                       --              2,128,000
                                                                         ------------         ------------

    Total liabilities                                                      24,041,000           21,575,000
                                                                         ------------         ------------

Commitments and contingencies                                                    --                   --

Stockholders' equity (deficit):
  Common stock $.10 par value; 30,000,000 shares authorized;
  9,332,641 and 9,232,591 shares outstanding at September 30,
  1998 and 1997, respectively                                                 933,000              923,000
  Additional paid-in capital                                               45,442,000           45,516,000
  Accumulated deficit                                                     (56,071,000)         (43,672,000)
  Cumulative translation adjustment                                          (231,000)             (79,000)
                                                                         ------------         ------------
    Total stockholders' equity (deficit)                                   (9,927,000)           2,688,000
                                                                         ------------         ------------
                                                                         $ 14,114,000         $ 24,263,000
                                                                         ============         ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEAR ENDED SEPTEMBER 30,
                                                         ------------------------------------------------------
                                                             1998                 1997                 1996
                                                         ------------         ------------         ------------
Revenues:
  Product                                                $ 10,716,000         $ 10,694,000         $  9,715,000
  Service                                                  19,950,000           25,346,000           13,953,000
                                                         ------------         ------------         ------------

  Total revenues                                           30,666,000           36,040,000           23,668,000
                                                         ------------         ------------         ------------

Costs and expenses:
  Costs of sales:
      Product                                              10,162,000            6,661,000            7,887,000
      Service                                              13,376,000           14,050,000            9,486,000
  Selling, general and administrative                      11,436,000           11,383,000            4,650,000
  Research and development                                  2,197,000            2,599,000            1,156,000
  Amortization and impairment of goodwill                   5,293,000            1,385,000                 --
                                                         ------------         ------------         ------------

  Total costs and expenses                                 42,464,000           36,078,000           23,179,000
                                                         ------------         ------------         ------------

  Income (loss) from operations                           (11,798,000)             (38,000)             489,000

Interest income                                                14,000               71,000               60,000
Interest expense                                             (591,000)            (382,000)            (274,000)
                                                         ------------         ------------         ------------

  Income (loss) before provision for income taxes         (12,375,000)            (349,000)             275,000

Provision for income taxes                                     24,000              165,000                 --
                                                         ------------         ------------         ------------

Net income (loss)                                        $(12,399,000)        $   (514,000)        $    275,000
                                                         ============         ============         ============

Basic and diluted earnings per share:
  Net income (loss)                                      $      (1.33)        $      (0.06)        $       0.03
                                                         ============         ============         ============

Basic and diluted number of common shares                   9,312,035            9,003,171            8,639,445
                                                         ============         ============         ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                                                             COMMON STOCK            ADDITIONAL
                                                    ----------------------------       PAID-IN
                                                       SHARES          AMOUNT          CAPITAL
                                                    ------------    ------------    ------------
Balance at September 30, 1995, as restated             7,391,776    $    739,000    $ 42,533,000

Stock options exercised                                  784,600          79,000         510,000

Net income                                                  --              --              --
                                                    ------------    ------------    ------------

Balance at September 30, 1996, as restated             8,176,376         818,000      43,043,000

Stock options and warrants exercised                     155,500          15,000         119,000

Stock and stock warrants issued for acquisitions         900,715          90,000       2,573,000

Adjustment to acquisition purchase price                    --              --          (219,000)

Translation adjustment                                      --              --              --

Net loss                                                    --              --              --
                                                    ------------    ------------    ------------

Balance at September 30, 1997, as restated             9,232,591         923,000      45,516,000

Stock options and warrants exercised                     100,050          10,000         112,000

Adjustment to acquisition purchase price                    --              --          (186,000)

Translation adjustment                                      --              --              --

Net loss                                                    --              --              --
                                                    ------------    ------------    ------------

Balance at September 30, 1998                          9,332,641    $    933,000    $ 45,442,000
                                                    ============    ============    ============


                                                                      CUMULATIVE
                                                     ACCUMULATED     TRANSLATION
                                                       DEFICIT        ADJUSTMENT          TOTAL
                                                    ------------     ------------     ------------
Balance at September 30, 1995, as restated          $(43,433,000)    $       --       $   (161,000)

Stock options exercised                                     --               --            589,000

Net income                                               275,000             --            275,000
                                                    ------------     ------------     ------------

Balance at September 30, 1996, as restated           (43,158,000)            --            703,000

Stock options and warrants exercised                        --               --            134,000

Stock and stock warrants issued for acquisitions            --               --          2,663,000

Adjustment to acquisition purchase price                    --               --           (219,000)

Translation adjustment                                      --            (79,000)         (79,000)

Net loss                                                (514,000)            --           (514,000)
                                                    ------------     ------------     ------------

Balance at September 30, 1997, as restated           (43,672,000)         (79,000)       2,688,000

Stock options and warrants exercised                        --               --            122,000

Adjustment to acquisition purchase price                    --               --           (186,000)

Translation adjustment                                      --           (152,000)        (152,000)

Net loss                                             (12,399,000)            --        (12,399,000)
                                                    ------------     ------------     ------------

Balance at September 30, 1998                       $(56,071,000)    $   (231,000)    $ (9,927,000)
                                                    ============     ============     ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEAR ENDED SEPTEMBER 30,
                                                           ----------------------------------------------------------
                                                               1998                   1997                   1996
                                                           ------------           ------------           ------------
Cash flows from operating activities:
  Net income (loss)                                        $(12,399,000)          $   (514,000)          $    275,000
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Gain from disposal of assets                                   --                  (42,000)               (55,000)
    Write off of inventories                                  1,086,000                   --                     --
    Depreciation and amortization                             2,914,000              2,424,000                364,000
    Impairment of goodwill                                    3,519,000                   --                     --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                     1,822,000               (258,000)             1,013,000
      Inventories                                             1,927,000              1,023,000             (1,253,000)
      Prepaid expenses and other                               (234,000)               196,000               (583,000)
      Other assets                                              (79,000)              (113,000)               (33,000)
    Increase (decrease) in:
      Accounts payable                                        1,726,000                (17,000)               (52,000)
      Accrued expenses                                        1,617,000                (35,000)               438,000
      Deferred revenue                                         (302,000)               485,000                106,000
                                                           ------------           ------------           ------------

    Net cash provided by operating activities                 1,597,000              3,149,000                220,000
                                                           ------------           ------------           ------------

Cash flows from investing activities:
  Acquisitions                                                 (252,000)              (330,000)                  --
  Purchase of property and equipment                           (130,000)              (401,000)              (101,000)
  Proceeds from disposal of assets                                 --                   42,000                 55,000
  Capitalized software costs                                   (496,000)            (1,099,000)              (168,000)
  Investment in subsidiary                                         --                     --                   13,000
                                                           ------------           ------------           ------------

    Net cash used in investing activities                      (878,000)            (1,788,000)              (201,000)
                                                           ------------           ------------           ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        122,000                134,000                589,000
  Proceeds from issuance of debt                              4,031,000              3,075,000                267,000
  Principal payments on debt                                 (4,661,000)            (3,953,000)              (857,000)
                                                           ------------           ------------           ------------

    Net cash used in financing activities                      (508,000)              (744,000)                (1,000)
                                                           ------------           ------------           ------------

Effect of exchange rate changes on cash                        (152,000)                61,000                   --
                                                           ------------           ------------           ------------

Net increase in cash and equivalents                             59,000                678,000                 18,000

Cash and equivalents, beginning of year                         797,000                119,000                101,000
                                                           ------------           ------------           ------------

Cash and equivalents, end of year                          $    856,000           $    797,000           $    119,000
                                                           ============           ============           ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED SEPTEMBER 30,
                                                                   ----------------------------------------------------
                                                                        1998                1997                1996
                                                                   ------------        ------------        ------------
Cash paid during the year for:

   Interest                                                        $    597,000        $    339,000        $    274,000
                                                                   ============        ============        ============

   Income taxes                                                    $    169,000        $    271,000        $       --
                                                                   ============        ============        ============

Supplemental disclosure of non-cash investing and financing activities:

  Acquisition of Sequoia Enterprise Systems, Inc.
    Working capital acquired, net of cash                          $       --          $  2,298,000        $       --
    Fair value of long-term assets acquired                                --             1,470,000                --
    Goodwill recorded on acquisition                                       --             8,366,000                --
    Long-term debt assumed                                                 --            (9,472,000)               --
    Common stock and warrants issued                                       --            (2,375,000)               --
                                                                   ------------        ------------        ------------

                                                                   $       --          $    287,000        $       --
                                                                   ============        ============        ============

  Acquisition of Liberty Integration Software, Inc.
    Working capital acquired, net of cash                          $       --          $     (5,000)       $       --
    Fair value of long-term assets acquired                                --                12,000                --
    Goodwill recorded on acquisition                                       --               104,000                --
    Common stock issued                                                    --               (68,000)               --
                                                                   ------------        ------------        ------------

                                                                   $       --          $     43,000        $       --
                                                                   ============        ============        ============

  Acquisition of software for common stock                         $       --          $    220,000        $       --
                                                                   ============        ============        ============

  Increase in cash portion of purchase price of acquisition        $    186,000        $    219,000        $       --
                                                                   ============        ============        ============
  Conversion of accounts payable to notes payable                  $  1,549,000        $         --        $       --
                                                                   ============        ============        ============




                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of business

      General Automation, Inc. (the "Company) is engaged in the development, design and sale of computer software and hardware and related field support services. The Company has divisions and subsidiaries located in the United States, Canada, Australia and England. The Company sells products in the United States through over 200 value-added resellers based on credit terms established for individual customers. The Company provides service and support throughout North America to over 3,000 customers.

      The Company's major product line utilizes Pick software as its operating system. The Company is authorized, on a nonexclusive basis, to use and sublicense the use of the Pick software, in accordance with the terms of license agreements. Invalidation or cancellation of the Pick license could adversely impact the Company's business. Management does not believe that it is operating in such a manner as to prompt cancellation of any of the Pick licenses. Furthermore, management believes that there are alternative courses of action which could be pursued in the event of such a cancellation so as to not adversely impact the operations of the Company.

      On September 28, 1998 the Company's common stock was delisted by the American Stock Exchange due to the Company's failure to meet the Exchange's minimum listing requirements. Since the delisting, the Company's stock has traded over the counter and has been quoted on the "Electronic Bulletin Board".

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation

      The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries: Sequoia Systems (UK) Limited, Liberty Integration Software, Inc., General Automation, LLC and General Automation PTY Ltd. (formally known as Sequoia Asian Pacific PTY Ltd.) and its wholly-owned subsidiary Sequoia Systems (Australia) PTY Ltd. All significant intercompany transactions and accounts have been eliminated.

      Use of estimates

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

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Cash and cash equivalents

      For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Accounts receivable

      The allowance for doubtful accounts and sales returns includes management's estimate of the amount expected to be lost on specific accounts and for losses on other as yet unidentified accounts included in accounts receivable. In estimating the allowance component for unidentified losses and returns, management relies on historical experience. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the allowance for doubtful accounts and sales returns in the accompanying financial statements.

      Concentrations of credit risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements include primarily materials. Market is considered to be selling price less allowance for normal selling expenses. In order to properly service the Company's maintenance contracts, the Company maintains quantities of parts and subassemblies related to the computer systems of its customers with maintenance contracts. Some of these parts do not use current technologies; however, the Company will continue to utilize them in service contracts as long as its customer base continues to operate with older technology. These parts are classified as inventory in the accompanying consolidated balance sheet. As customers' defective parts are replaced by inventoried items, the cost to refurbish the part is expensed and the refurbished part is inventoried. The Company amortizes the costs of these component parts over a seven-year life and periodically evaluates the remaining utility and recoverability of the recorded balances.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Capitalized software development costs

      All capitalized software development costs are amortized either on a straight-line basis over the remaining estimated economic life of the product, generally five years, or the ratio of the products' current gross revenues to the total of current and expected gross revenues, whichever period is greater. The costs capitalized are those incurred after the Company has determined the technical feasibility of a software project until the time the product is available for general release to customers. The project amortization does not commence until after the general release of the product and is included in the cost of sales. Management periodically compares the recorded amount of capitalized software development costs to the net realizable value of the software product based on expected future revenues. Any amount in excess of net realizable value is charged to operations.

      Long-lived assets

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

      Long-lived assets are reviewed annually for impairment whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

      Fair value of financial instruments

      The Company values financial instruments as required by the Financial Accounting Standards Board (FASB) Statement No. 107, "Disclosure about Fair Value of Financial Instruments". The carrying amounts of cash and equivalents, accounts receivable, debt, accounts payable, and accrued expenses, other than the payable to TMI and the payable to Boundless, approximate fair value. As discussed in Note 3, the amounts due TMI and Boundless have payment terms based on a percentage of revenues; accordingly, it is not practicable to estimate the fair value of these obligations.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Foreign currency translation

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

      Revenue recognition

      Revenues for sales of products are recognized when shipped. Revenue is not recognized on product sales if significant obligations remain or collectibility is in doubt. Revenues for maintenance service contracts are recognized on a monthly basis ratably over the period of the contracts. Billings in advance of revenue recognition are recorded as deferred revenue in the accompanying financial statements and are recognized as revenue when earned.

      Warranties

      All products, except the lowest-end models, carry a one-year warranty, during which all maintenance, labor and parts are covered. The Company defers the recognition of a portion of the revenue allocated to the maintenance obligation and accrues for expected future warranty costs at the time of sale.

      Research and development

      Company-sponsored research and development costs are charged to expense as incurred.

      Stock options

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

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Income taxes

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

      Earnings per share

      In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Unlike the previously reported primary earnings per share, basic earnings per share excludes the dilutive effects of stock options. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods presented have been calculated in accordance with and, where appropriate, restated to conform to the requirements of SFAS No. 128.

      Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculated dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      Diluted earnings per share are not materially different from basic earnings per common share.

      Reclassifications

      Certain items in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      New accounting pronouncements

      The following pronouncements will be effective for the Company's financial statements issued for the year ending September 30, 1999.

      Reporting comprehensive income

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

      Segment disclosure

      The FASB has also issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 modifies the disclosure requirements for reportable segments.

      Software revenue recognition

      In October 1997, the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition". SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. Management has determined the adoption of this Statement will not have a material effect on the Company's financial statements.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    RESTATEMENT

      Subsequent to the issuance of the Company's 1997 consolidated financial statements, management determined that certain deficiencies existed with respect to the deferred revenue accounting system resulting in a need to adjust service revenues as previously reported. Accordingly, the accompanying 1997 and 1996 consolidated financial statements have been restated to properly reflect the recognition of service revenues (the "Restatement"). The Restatement also included a cumulative negative adjustment of $1,285,000 related to years prior to 1995. The effects of the Restatement on the consolidated financial statements for 1997, 1996 and 1995 are summarized as follows:


                                             AS PREVIOUSLY
               1997                            REPORTED           INCREASE          DECREASE         AS RESTATED
-----------------------------------          -------------      -------------     -------------     -------------

Total assets                                 $      24,409      $        --       $         146     $      24,263
Total liabilities                                   18,630              2,945              --              21,575
Stockholders equity                                  5,779               --               3,091             2,688
Total revenues                                      36,831               --                 791            36,040
Cost of sales                                       20,786               --                  75            20,711
Income taxes                                          (135)               300              --                 165
Net income (loss)                                      502               --               1,016              (514)

Earnings (loss) per share                    $        0.05      $        --       $        0.11     $       (0.06)
-----------------------------------------------------------------------------------------------------------------

               1996
-----------------------------------

Total assets                                 $      10,271      $         980     $        --       $      11,251
Total liabilities                                    7,493              3,055              --              10,548
Stockholders equity                                  2,778               --               2,075               703
Total revenues                                      25,460               --               1,792            23,668
Cost of sales                                       17,433               --                  60            17,373
Selling, general and administrative                  4,366                 26              --               4,392
Income taxes                                           615               --                 615              --
Net income                                           1,418               --               1,143               275

Earnings per share                           $        0.18      $        --       $        0.15     $        0.03
-----------------------------------------------------------------------------------------------------------------

               1995
-----------------------------------

Total revenues                               $      14,269      $         208     $        --       $      14,477
Selling, general and administrative                  3,704               --                 145             3,559
Net loss                                            (2,065)              --                 353            (1,712)

Loss per share                               $       (0.26)     $        --       $        0.05     $       (0.21)
-----------------------------------------------------------------------------------------------------------------

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    ACQUISITIONS AND DISPOSITION

      Sequoia Enterprise Systems acquisition

      In October 1996, the Company entered into an Asset Purchase Agreement with Texas Micro, Inc., formerly Sequoia Systems, Inc. (TMI), pursuant to which the Company acquired substantially all the assets and businesses of TMI's business division known as Sequoia Enterprise Systems (SES). SES manufactures, services, integrates and distributes fault tolerant Motorola 68K computer systems which operate under TMI's version of UNIX and Intel based computer systems running TMI's Alpha Micro's versions of the "PICK" application environment and database software products.

      This acquisition was accounted for as a purchase business combination. In exchange for the business of SES, the Company agreed to pay a purchase price of $11,347,000, assume certain liabilities of SES totaling approximately $2,700,000, and issue TMI a Stock Purchase Warrant valued at $500,000. The excess of the purchase price and related acquisition costs over the fair value of net assets acquired of $8,366,000 was recorded as goodwill.

      The purchase price was to be paid in a combination of cash, notes payable and 750,000 shares of the Company's common stock. All 750,000 shares were issued to TMI in November 1996. The common stock was valued at: (i) $2.50 per share (400,000 shares), (ii) the average closing per share price during the ten trading days immediately preceding the first anniversary of the closing date (200,000 shares) and second anniversary (150,000 shares). Because the closing price of the stock, as defined, was less than $2.50 at both anniversaries, $219,000 and $186,000 was charged to equity with a corresponding increase to the TMI payable in fiscal 1997 and 1998, respectively.

      On October 1, 1997, the asset purchase agreement between the company and TMI was amended. The Company signed a $1,429,000 unsecured note payable, interest at 13%, due in monthly installments of $75,000 plus interest. The Company also agreed to pay $5,919,000 as follows: $300,000 on October 1, 1997; $400,000 on December 15, 1997 and the balance due based upon a percentage of revenues (primarily 10%) as defined in the agreement. During fiscal 1998, the Company defaulted on its payments to TMI, and is currently attempting to renegotiate these obligations.

      The 1998 evaluation of the remaining utility and recoverability of the acquired inventory parts balances resulted in a write down of $1,086,000. Additionally, the Company recorded accrued rent expense of $928,000 in 1998 relating to that portion of leased space acquired in the SES acquisition no longer in use. These factors, and significantly lower than expected revenue growth in the post acquisition period indicated an impairment of the goodwill associated with the acquisition of SES. Revenue growth is currently projected at a rate insufficient to recover the carrying value of the related goodwill. Fair value was determined by calculating the present value of expected cash flows for SES, which resulted in the Company recording an impairment charge of $3,519,000.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    ACQUISITIONS AND DISPOSITION (CONTINUED)

      Unaudited pro forma consolidated sales, net loss and loss per common share for 1997 and 1996 as though Sequoia had been acquired as of October 1, 1995:

                                                           1998                  1997
                                                       -----------           -----------
            Sales                                      $36,730,000           $55,463,000
            Net loss                                   $  (788,000)          $  (158,000)
            Loss per common share                      $     (0.09)          $     (0.02)



      The information presented above reflects adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and an estimated effective tax rate for these differences of 34%. The above information does not reflect an adjustment of $1,771,000 (unaudited) incurred by SES for restructuring charges in 1996 which management believes are nonrecurring in nature.

      General Automation, LLC

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

      Under the terms of the Agreement, GAL operates and manages both the Company's and Boundless' PICK business. Boundless is entitled to receive royalty payments from GAL equal to 12% of GAL's net revenues in the first year of the Agreement with decreasing amounts annually to 7% in the fifth year, subject to certain adjustments. Subsequent to the fifth year of the agreement, the percentage of net revenues to be paid to Boundless is to be determined by negotiations between the parties. The Company is entitled to retain all the cash generated by GAL, if any, after the payments of the net revenue percentage to Boundless. Royalty expense, included in cost of sales, amounted to $1,466,000, $2,000,000 and $2,719,000 in 1998, 1997 and
      1996, respectively.

      The Company has been designated as the sole manager of GAL. However, if GAL fails to achieve certain agreed upon revenue or profit projections, Boundless has the right to jointly manage GAL with the Company. Further, Boundless may replace the Company as the manager of GAL upon the occurrence of certain other events, including the failure to pay Boundless the percentage of net revenues discussed above. Although the Company has not made the payments discussed above on a timely basis, and is currently attempting to renegotiate these obligations, the Company has not received any notice regarding its replacement as the manager of GAL.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    ACQUISITIONS AND DISPOSITION (CONTINUED)

      Liberty Acquisition

      Effective October 1, 1996, the Company entered into an agreement whereby it acquired all of the issued and outstanding shares of Liberty Integration Software, Inc. (Liberty). Liberty offers products and services which provide connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client server development tools and internet applications. The purchase price consisted of $60,000 Canadian dollars (approximately U.S. $40,000) and 25,000 shares of common stock valued at $62,500. This acquisition was accounted for as a purchase business combination. In July 1997, the Company also acquired all rights to certain software products which Liberty previously distributed under a license agreement for 125,715 shares of common stock valued at $220,000. The pro forma effect of these acquisitions was not material.

      Disposition of Eurosystems

      In 1993, the Company sold its 61% share of Eurosystems to the minority stockholders of Eurosystems (Krypton Group Ltd.) for a $750,000 note. In 1995, Krypton filed for bankruptcy. In 1996, the Company received a new $600,000 note bearing interest at 10% from Future Services, Ltd., a newly formed Company owned by the former Krypton management, to offset the $570,000 balance on the original note. In 1998, Future Services, Ltd., was purchased by 4 Front Software Company and the Company accepted 24,540 shares of 4 Front Software Company's common stock valued at $10 per share in full settlement.

4.    ACCOUNTS RECEIVABLE

                                                                             1998                  1997
                                                                        -------------         -------------
            Trade receivables                                           $   4,727,000         $   5,801,000
            Due from related parties                                             --                  56,000
            Allowance for doubtful accounts                                  (562,000)             (309,000)
                                                                        -------------         -------------

                                                                        $   4,165,000         $   5,548,000
                                                                        =============         =============


5.    INVENTORIES

                                                                             1998                  1997
                                                                        -------------         -------------
            Material and purchased subassemblies                        $   1,095,000         $   3,040,000
            Support systems, spare parts and subassemblies                    616,000             1,311,000
            Work in process                                                   217,000               420,000
            Finished goods                                                    272,000               588,000
                                                                        -------------         -------------

                                                                            2,200,000             5,359,000
            Allowance for obsolete and slow moving inventories               (214,000)             (360,000)
                                                                        -------------         -------------

                                                                        $   1,986,000         $   4,999,000
                                                                        =============         =============

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    CAPITALIZED SOFTWARE


                                                                              1998                1997
                                                                         -------------       -------------
            Capitalized software development costs, net of
            accumulated amortizaton of $1,952,000 in 1998 and
            $1,403,000 in 1997                                           $   1,423,000       $   1,476,000

            Purchased software, net of accumulated amortization
            of $294,000 in 1998 and $192,000 in 1997                           216,000             318,000
                                                                         -------------       -------------

                                                                         $   1,639,000       $   1,794,000
                                                                         =============       =============


      During 1997, the company acquired software for $510,000. During 1998, 1997 and 1996, the Company capitalized $496,000, $1,099,000 and $168,000 of software development costs, respectively, and $651,000, $492,000 and $310,000 of amortization expense, respectively, was charged to cost of sales.

7.    PROPERTY AND EQUIPMENT


                                                                    1998                  1997
                                                               -------------         -------------
            Land and building                                  $   1,436,000         $   1,436,000
            Machinery and equipment                                3,670,000             3,590,000
            Furniture and fixtures                                   293,000               268,000
            Leasehold improvements                                    72,000                97,000
                                                               -------------         -------------

                                                                   5,471,000             5,391,000
            Accumulated depreciation and amortization             (3,398,000)           (2,960,000)
                                                               -------------         -------------

                                                               $   2,073,000         $   2,431,000
                                                               =============         =============


8.    BANK LINE OF CREDIT

      The Company had a $2,000,000 line of credit with a bank expiring in January 1998, at the bank's prime rate (8.5% at September 30, 1997) plus 2%. In December 1997, the Company entered into a new $5,000,000 line of credit with a different bank and repaid the previous amount outstanding. Borrowings under the new line of credit are secured by all assets of the company and bear interest at the prime rate (8.25% at September 30, 1998) plus 2%. The new line expires 30 days after notice or immediately upon default. Advances under the line are limited to 80% of eligible product receivables and 60% of eligible service receivables, as defined. The lines also required the Company to maintain certain financial covenants.

      In 1998 the bank notified the Company that as a result of the Company being in violation of certain covenants, the bank was making demand for payment in full of the outstanding balance. Subsequently, the credit agreement was amended from a $5 million to a $2.2 million credit line.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    LONG-TERM DEBT


                                                                                                  1998                  1997
                                                                                             -------------         -------------
            Mortgage note at prime (8.25% at September 30, 1998) plus 1.5%, due in monthly installments of $9,000 through November 2004 when the remaining
            principal and interest will be due                                               $     976,000         $     983,000

            Second mortgage note at 12%, interest only monthly
            payments, principal due April 2000                                                     900,000                  --

            Note payable to vendor, interest at 18%, due in
            monthly installments of $64,424 through April 2000                                     947,000                  --

            Unsecured note to related party, interest at 15%,
            due in monthly installments of $24,000, subordinated
            to the Company's line of credit                                                           --                 350,000

            Other                                                                                  198,000                83,000
                                                                                             -------------         -------------

                                                                                                 3,021,000             1,416,000

            Less current maturities                                                               (811,000)             (275,000)
                                                                                             -------------         -------------

                                                                                             $   2,210,000         $   1,141,000
                                                                                             =============         =============


      Debt maturities for each of the next five years and thereafter are:
      $811,000 in 1999, $1,268,000 in 2000, $19,000 in 2001, $21,000 in 2002,
      $23,000 in 2003 and $879,000 thereafter.

10.   ACCRUED EXPENSES


                                                          1998                1997
                                                     -------------       -------------
            Rent                                     $   1,144,000       $        --
            Payroll and related taxes                    1,070,000             771,000
            Consulting fee to related party                209,000             258,000
            Royalties                                      635,000             358,000
            Warranty                                       150,000             135,000
            Board of Directors' fees                       367,000             281,000
            Other                                          285,000             440,000
                                                     -------------       -------------

                                                     $   3,860,000       $   2,243,000
                                                     =============       =============

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   COMMITMENTS AND CONTINGENCIES

      Operating leases

      The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for 1998, 1997 and 1996 was $1,899,000, $1,392,000 and $200,000, respectively.

      As of September 30, 1998, the future minimum rental commitments required under existing noncancelable operating leases are as follows:


                       1999                                  $   976,000
                       2000                                      907,000
                       2001                                      209,000
                                                             -----------
                                                             $ 2,092,000
                                                             ===========


      Litigation

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

      Since 1991 the Company has been a party to litigation entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel v General Automation and Maxial Systems, Inc. The Company filed a counter claim, and in July 1996, a $81,867 judgment was entered in favor of the Company. The principal claims asserted against the Company in the original complaint, however, remain outstanding. The Congress Hotel recently emerged from chapter 11 bankruptcy and has taken an active interest in pursuing its claim against the Company. Attorneys for the Company are unable to determine whether or not the Company has legitimate defenses to all the claims asserted by the plaintiff and what the outcome of the case might be. In the event of an unfavorable outcome to the Company, the range of potential loss could be between $200 and $400 thousand. The Company intends to vigorously defend its position in this matter.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   RELATED PARTY TRANSACTIONS

      Receivables

      Included in selling, general and administrative expense in 1997 is $86,000 for forgiveness of related party receivable.

      Consulting agreement

      In April 1997, the Company entered into a consulting agreement with a former officer for a three-year period at $325,000 per year. In connection with this agreement, the former officer's employment with the Company was terminated and outstanding stock options with an intrinsic value of $300,000 were terminated. In November 1998, the Company negotiated a termination of this agreement, agreeing to pay $209,000 as follows:
      $74,166 upon execution of the agreement, $37,500 ninety days following the execution of the agreement in February 1999, seven monthly installments of $12,222 beginning December 1998 and one final payment of $11,778 on July 1, 1999. Included in selling, general and administrative is $297,000 in 1998 and $394,000 in 1997 for consulting expenses to this related party.

13.   STOCK OPTIONS AND WARRANTS

      The Company has two stock option plans. Under the 1991 Stock Option Plan, the Company has reserved 2,035,000 shares of common stock. Under the 1991 Directors' Stock Option Plan, the Company has reserved 200,000 shares of common stock. Under terms of the Plans, options are granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. All options expire five years from the date of grant and contain vesting provisions. In addition to the options available under the stock option plans, in 1995 the Company issued to certain directors options to acquire 1,455,000 shares of common stock at $0.86 per share. These options were vested upon grant and expire in March 2000.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   STOCK OPTIONS AND WARRANTS (CONTINUED)

      A summary of stock options activity follows:


                                                          Weighted
                                                          Average
                                      Number           Exercise price         Exercisable
                                  -------------        --------------        -------------
      September 30, 1995              2,926,000        $         0.80

      Granted                            60,000        $         1.81
      Exercised                        (732,000)       $         0.75
      Canceled                          (71,000)       $         0.75
                                  -------------        --------------

      September 30, 1996              2,183,000        $         0.84            2,183,000
                                                                             =============

      Granted                           960,000        $         1.94
      Exercised                         (55,000)       $         1.02
      Canceled                         (300,000)       $         0.75
                                  -------------        --------------

      September 30, 1997              2,788,000        $         1.23            2,388,000
                                                                             =============

      Granted                           300,000        $         1.23
      Exercised                        (100,050)       $         1.23
      Canceled                         (734,950)       $         1.05
                                  -------------        --------------

      September 30, 1998              2,253,000        $         1.25            1,903,000
                                  =============        ==============        =============


                                                                Weighted
                                                                Average
                                Number          Number        Contractual
Exercise price               Outstanding      Exercisable         Life
--------------               -----------     ------------     -----------
    $0.75                        243,000          243,000      11 months
    $0.86                        970,000          970,000      18 months
    $1.25                        300,000          100,000      54 months
    $1.94                        540,000          540,000      40 months
    $1.95                        200,000           50,000      38 months
                             -----------     ------------
                               2,253,000        1,903,000
                             ===========     ============

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.   STOCK OPTIONS AND WARRANTS (CONTINUED)

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:


                                                                 1998                     1997
                                                           --------------           --------------
            Net (loss)
               As reported                                 $  (12,399,000)          $     (514,000)
               Pro forma                                   $  (12,926,000)          $   (1,048,000)

            Basic and diluted earnings per share:
               As reported                                 $        (1.33)          $        (0.06)
               Pro forma                                   $        (1.39)          $        (0.12)



      The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1998 and 1997, respectively: expected volatility of 85% and risk-free interest 5.5%, expected life of 5 years and no expected dividends for all years. The estimated weighted-average fair value of stock options granted in 1998 and 1997 was $1.23 and $1.24 per share, respectively.

      The Company issued warrants to purchase 250,000 shares of stock as part of the SES acquisition as noted at Note 3. The exercise price for each share of stock subject to the warrant is $2.50 per share. The fair value of the warrant at the date of issuance was estimated to be $2.00 per share, totaling $500,000 and was recorded as part of the acquisition cost. The warrants can be exercised either in whole or in part and expire October 2000.

      In 1997, Sanderson Computers Ltd. exercised its final warrant to purchase 100,000 shares of the Company's common stock for $0.75 per share through a "Mirror Rights Agreement" entered into in 1989.

14.   EMPLOYEE BENEFIT PLANS

      The Company has a profit sharing 401(k) plan covering substantially all its domestic employees. Eligible employees may contribute 2% to 12% of their compensation up to the maximum dollar amount allowed. The Company contributes from profits amounts equal to 50% of each employee's contribution which are limited to 3% of the employee's compensation. The Company may elect to make contributions in years when it has no profits. Contributions for 1998, 1997 and 1996 were $74,000, $94,000 and $85,000, respectively.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   INCOME TAXES

      The provision for income taxes for 1998 and 1997 consists solely of $24,000 and $165,000 in foreign income taxes, respectively.

      Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:


                                                                  1998                  1997                  1996
                                                             ------------          ------------          ------------
            Tax provision (benefit) calculated at
              federal statutory rate                         $ (4,425,000)         $   (122,000)         $     94,000
            Benefit of operating loss carryforwards                  --                    --                (240,000)
            Change in valuation allowance                       2,623,000               218,000                  --
            Expenses not currently deductible                   1,826,000                43,000               123,000
            Other                                                    --                  26,000                23,000
                                                             ------------          ------------          ------------
                                                             $     24,000          $    165,000          $       --
                                                             ============          ============          ============


      The Company has net operating loss (NOL) carryforwards which can be utilized to offset future taxable income. The U.S. NOL is subject to an annual limitation on its use of $545,000 due to a change in the Company's ownership in November 1994. At September 30, 1998, NOL carryforwards totaled approximately $10.9 million, of which $5.2 million is subject to the annual limitation. The carryforwards expire in various years ending September 30 as follows:


            2004                               $   766,000
            2005                                 1,427,000
            2006                                 1,631,000
            2007                                    55,000
            2008                                   560,000
            2009                                   788,000
            2012                                 5,736,000
                                               ------------

                                               $10,963,000
                                               ============


      The company also has a Canadian NOL of $113,000 which can be applied to offset future Canadian taxable income of its Liberty subsidiary. This NOL expires in 2004.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.   INCOME TAXES (CONTINUED)

      Deferred income tax assets at September 30, 1998 and 1997 relate to the following. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.


                                                  1998                  1997
                                              ------------          ------------
            Inventories                       $     71,000          $    122,000
            Accrued royalties                      756,000               331,000
            Other accrued expenses                 509,000               126,000
            Receivables                            191,000               102,000
            Goodwill                             1,948,000               172,000
            NOL carryforwards                    3,871,000             1,862,000
                                              ------------          ------------

            Deferred tax assets                  7,346,000             2,715,000

            Less valuation allowance            (7,346,000)           (2,715,000)
                                              ------------          ------------

            Net deferred tax asset            $       --            $       --
                                              ============          ============


      In February and April 1998, the Company received from the Internal Revenue Service (IRS) notices of proposed adjustments. Among other adjustments, the IRS is proposing to reduce the annual limitation on the Company's use of the net operating loss carryforwards which existed at the end of fiscal year 1994 to $245,000 per year. This limitation would effectively reduce the Company's net operating loss carryforward at September 30, 1998 to approximately $8.7 million. In addition, the IRS is proposing adjustments which could result in the payment of additional income taxes of up to $250,000 plus interest. Management plans to aggressively protest these proposed adjustments and believes that it will ultimately be resolved with no material impact on the Company's financial statements; however, future developments in this matter could change management's assessment of the situation in the near term.

16.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE


                                                         1998              1997              1996
                                                    -------------     -------------     -------------

Numerator
    Net income(loss)                                $ (12,399,000)    $    (514,000)    $     275,000
                                                    =============     =============     =============

Denominator
    Basic and diluted weighted average number of
    common shares outstanding during the period         9,312,035         9,003,171         8,639,445
                                                    =============     =============     =============

Basic and diluted net earnings (loss) per share     $       (1.33)    $       (0.06)    $        0.03
                                                    =============     =============     =============

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.   SEGMENT INFORMATION

      In 1996, essentially all the Company's operations were within the United States. In 1997 and 1998, due to the acquisitions described in Note 3, the company also had operations outside the United States. Information concerning the company's operations by geographic area are as follows:


                   1998                   UNITED STATES        AUSTRALIA           OTHER          ELIMINATIONS           TOTAL
      -----------------------------      --------------     --------------    --------------     --------------     --------------
      Revenues                           $   25,739,000     $    3,177,000    $    1,970,000     $     (220,000)    $   30,666,000

      Operating (loss) profit               (13,433,000)            29,000         1,606,000               --          (11,798,000)

      Interest expense                             --                 --                --                 --             (591,000)

      Interest income                              --                 --                --                 --               14,000
                                                                                                                    --------------

      Loss before income taxes                     --                 --                --                 --       $  (12,375,000)
                                                                                                                    ==============

      Identifiable assets                $   13,048,000     $    2,235,000    $      623,000     $   (1,792,000)    $   14,114,000

      Identifiable liabilities           $   23,382,000     $      344,000    $      315,000     $         --       $   24,041,000


                   1997                   UNITED STATES        AUSTRALIA           OTHER          ELIMINATIONS           TOTAL
      -----------------------------      --------------     --------------    --------------     --------------     --------------
      Revenues                           $   31,756,000     $    2,367,000    $    3,186,000     $   (1,269,000)    $   36,040,000

      Operating (loss) profit                  (201,000)           175,000           (12,000)              --              (38,000)

      Interest expense                             --                 --                --                 --             (382,000)

      Interest income                              --                 --                --                 --               71,000
                                                                                                                    --------------

      Loss before income taxes                     --                 --                --                 --       $     (349,000)
                                                                                                                    ==============

      Identifiable assets                $   23,346,000     $    1,037,000    $      823,000     $     (943,000)    $   24,263,000

      Identifiable liabilities           $   21,549,000     $      322,000    $         --       $     (296,000)    $   21,575,000

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.   MANAGEMENT'S PLANS

      If the Company is unable to restructure its bank debt and other obligations, its ability to conduct business would be adversely affected. Management has developed the following plan to strengthen the financial condition of the Company.

      o Management is attempting to re-negotiate the terms of its obligations to TMI and Boundless (aggregating approximately $8.4 million at September 30, 1998). There can be no assurances that these negotiations will be successful.

      o Management has engaged an investment bank in an attempt to raise new capital.

      o Management is continuing its search for a new bank to replace its primary lender on more favorable terms.

      o Management is expanding the Company's market niche to include opportunities involving the internet and e-commerce.

                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE




Board of Directors
General Automation, Inc.


Our audit was made for the purpose of forming an opinion on the basic 1998 consolidated financial statements taken as a whole. The supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The information for 1998 included in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation tot he basic financial statements taken as a whole.



CACCIAMATTA ACCOUNTANCY CORPORATION



Irvine, California
January 8, 1999

                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE


To the Board of Directors
General Automation, Inc.
Irvine, California

Our audit was made for the purpose of forming an opinion on the basic 1997consolidated financial statements taken as a whole. The supplemental
Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The information for 1997 included in this schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


McGLADREY & PULLEN, LLP


Anaheim, California
December 19, 1997

                             GENERAL AUTOMATION INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996


                         Balance at    Provisions
                         Beginning     Charged to                     Balance at
                          of Year        Expense      Charge-Offs     End of Year
Allowance for doubtful
   accounts:

    1998                 $309,000       $293,000       $ (41,000)       $561,000
    1997                 $561,000       $299,000       $(551,000)       $309,000
    1996                 $444,000       $171,000       $ (54,000)       $561,000


Inventory Reserves:

    1998                 $359,677       $ 60,000       $(205,266)       $214,411
    1997                 $299,677       $ 60,000       $      --        $359,677
    1996                 $283,400       $ 60,000       $ (43,723)       $299,677

                                 EXHIBIT INDEX
                                 -------------


Number                      Description
------                      -----------

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

10.10 Amendment dated January 27, 1997 to the Loan Agreement dated October 30, 1996 between the Company and Imperial Bank, incorporated herein by reference to Exhibit 10.10 to the Company's 10-K for the year ended September 30, 1997.

10.11 Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie, incorporated herein by reference to Exhibit 10.11 to the Company's 10-K for the year ended September 30, 1997.

10.12 The Company's 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.12 to the Company's 10-K for the year ended September 30, 1997.

10.13 The Company's 1991 Directors' Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.13 to the Company's 10-K for the year ended September 30, 1997.

10.14 Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc., incorporated herein by reference to Exhibit 10.14 to the Company's 10-K for the year ended September 30, 1997.

10.15 License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited, incorporated herein by reference to Exhibit
        10.15 to the Company's 10-K for the year ended September 30, 1997.

10.16 Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie, incorporated herein by reference to Exhibit 10.16 to the Company's 10-K for the year ended September 30, 1997.

10.17 Agreement by and between General Automation, Inc. and MDIS dated December 22, 1997, incorporated herein by reference to Exhibit 10.17 to the Company's 10-K for the year ended September 30, 1997.

10.18 Loan Agreement dated December 18, 1997 between the Company and Comerica Bank, incorporated herein by reference to Exhibit 10.18 to the Company's 10-K for the year ended September 30, 1997.

10.19 Letter Agreement dated October 1, 1997 between the Company and Texas Micro, Inc., formerly Sequoia Systems, Inc. ("Texas Micro"), amending the Asset Purchase Agreement between the Company and Texas Micro dated October 3, 1996 and the Registration Rights Agreement between the Company and Texas Micro dated October 11, 1996, together with the related Promissory Note dated October 1, 1997 in the original principal amount of $1,428,899 payable by the Company to Texas Micro, incorporated herein by reference to Exhibit 10.19 to the Company's 10-K for the year ended September 30, 1997.

10.20 Letter agreement dated November 5, 1998 between the Company and Leonard Mackenzie.

10.21   Promissory Note dated May 4, 1998 between the Company and NCR
        Corporation .

21      Subsidiaries of the Company.

23.1    Consent of Independent Accountants - Cacciamatta Accountancy
        Corporation.

23.2    Consent of Independent Accountants. - McGladrey & Pullen, LLP.

23.3    Consent of Independent Accountants - Price Waterhouse, LLP.

27.1    Financial Data Schedule