Form 10-Q
period 1998-12-31
GENERAL AUTOMATION INC
filed 1999-02-22
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  FOR QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                  to                   .
                               ----------------     -----------------

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter).

              DELAWARE                                    95-2488811
   -------------------------------                 --------------------------
   (State or other jurisdiction of                 (I.R.S. employer I.D. No.)
   incorporation or organization)


17731 MITCHELL NORTH, IRVINE, CALIFORNIA                    92614
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number including area code:    (949) 250-4800
                                                    -------------------

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

        As of February 1, 1999 there were 9,332,641 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                    DECEMBER 31          SEPTEMBER 30
                                                        1998                 1998
                                                    ------------         ------------
ASSETS

Current Assets:
     Cash                                           $    823,000         $    856,000
     Accounts receivable                               4,594,000            4,165,000
     Inventories                                       1,883,000            1,986,000
     Prepaid expenses and other                          824,000            1,073,000
                                                    ------------         ------------

          Total current assets                         8,124,000            8,080,000

Capitalized software                                   1,509,000            1,639,000
Property and equipment                                 1,949,000            2,073,000
Goodwill, net of amortization                          1,925,000            2,043,000
Other assets                                             455,000              279,000
                                                    ------------         ------------

TOTAL ASSETS                                        $ 13,962,000         $ 14,114,000
                                                    ============         ============
LIABILITIES

Current liabilities:
     Bank line of credit                               2,200,000            2,200,000
     Current portion of long-term debt                   691,000              811,000
     Note payable and due to TMI                       6,401,000            6,401,000
     Due to Boundless                                  2,374,000            2,043,000
     Accounts payable                                  2,351,000            1,805,000
     Accrued expenses                                  3,241,000            3,860,000
     Deferred revenue                                  4,159,000            4,711,000
                                                    ------------         ------------

          Total current liabilities                   21,417,000           21,831,000

Long-term debt, excluding current portion              2,175,000            2,210,000
                                                    ------------         ------------

Total Liabilities                                     23,592,000           24,041,000
                                                    ------------         ------------
SHAREHOLDERS' EQUITY (DEFICIT)

     Common stock                                        933,000              933,000
     Additional paid-in capital                       45,442,000           45,442,000
     Accumulated deficit                             (55,914,000)         (56,071,000)
     Cumulative translation adjustment                   (91,000)            (231,000)
                                                    ------------         ------------

TOTAL SHAREHOLDERS' DEFICIT                           (9,630,000)          (9,927,000)
                                                    ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $ 13,962,000         $ 14,114,000
                                                    ============         ============

   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED
                                                       DECEMBER 31
                                             -------------------------------
                                                 1998               1997
                                             -----------         -----------
Sales - Product                              $ 3,112,000         $ 2,570,000
Sales - Service revenue                        4,654,000           5,673,000
                                             -----------         -----------

TOTAL SALES                                    7,766,000           8,243,000
                                             -----------         -----------

Cost of sales - Product                        2,245,000           2,036,000
Cost of sales - Service                        2,259,000           3,600,000
                                             -----------         -----------

TOTAL COST OF SALES                            4,504,000           5,636,000
                                             -----------         -----------

GROSS PROFIT                                   3,262,000           2,607,000
                                             -----------         -----------

COSTS AND EXPENSES:
 Selling and administrative                    2,391,000           2,439,000
 Research and development                        267,000             555,000
 Depreciation                                    145,000             170,000
 Amortization of goodwill                        146,000             418,000
 Other, net                                      (14,000)             (1,000)
                                             -----------         -----------

                                               2,935,000           3,581,000
                                             -----------         -----------

OPERATING INCOME/(LOSS)                          327,000            (974,000)

Interest income                                    2,000
Interest expense                                (169,000)            (93,000)
                                             -----------         -----------

    INCOME/(LOSS) BEFORE INCOME TAXES            158,000          (1,065,000)

Provision for income taxes                         1,000                   0
                                             -----------         -----------

                                             $   157,000         $(1,065,000)
                                             ===========         ===========

NET INCOME (LOSS) PER SHARE:

                   BASIC                     $      0.02         $     (0.12)

                   FULLY DILUTED             $      0.02         $     (0.12)
                                             ===========         ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

                   BASIC                       9,312,035           9,252,156

                   FULLY DILUTED               9,312,035           9,252,156


   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31
                                                --------------------------------
                                                   1998                  1997
                                                -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                               $   157,000         $(1,065,000)
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                     291,000             873,000
  Changes in assets and liabilities:
    (Increase)decrease in:
       Accounts receivable                         (429,000)           (167,000
       Inventories                                  103,000             379,000
       Prepaid expenses                             249,000            (417,000)
       Other assets                                 (74,000)             63,000
    Increase (decrease) in:
       Accounts payable                             877,000           1,441,000
       Deferred revenue                            (552,000)           (538,000)
       Accrued expenses                            (619,000)           (178,000)
                                                -----------         -----------
    NET CASH PROVIDED BY OPERATING
        ACTIVITIES                                    3,000             391,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment         (14,000)            (44,000)
  Proceeds from disposal of assets                     -               (278,000)
                                                -----------         -----------

    NET CASH USED IN INVESTING ACTIVITIES           (21,000)           (322,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock               -                 24,000
  Proceeds from issuance of debt                       -                219,000
  Principal payments on notes debt                 (155,000)           (810,000)
                                                -----------         -----------

    NET CASH USED BY FINANCING ACTIVITIES          (155,000)           (567,000)
                                                 -----------         -----------

EFFECTS OF EXCHANGE RATE CHANGES ON CASH            140,000              34,000
Net increase in cash and equivalents                (33,000)           (464,000)
Cash and equivalents, beginning of period           856,000             797,000
                                                -----------         -----------
Cash and equivalents, end of period             $   823,000         $   333,000
                                                ===========         ===========
    Cash paid during the period for:
          Interest                              $   157,000         $    93,000
                                                ===========         ===========
          Income taxes                          $     1,000         $         0
                                                ===========         ===========

         The accompanying notes are an integral part of these statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Interim Financial Information

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

(1)  MATERIAL CHANGES IN FINANCIAL CONDITION:

At the quarter ended December 31, 1998, the Company continues to operate under stressed financial conditions. Total shareholder's deficit improved marginally to a negative $9.6 million versus a negative $9.9 million at the year ended September 31, 1998. Also, the working capital position of the Company remains a negative $13 million for the quarter ended, virtually unchanged from the year end total.

Management of the Company has previously reported that negotiations to restructure and complete the 1995 and 1996 acquisitions of Boundless and TMI, respectively, are taking place. At the quarter ended December 31, 1998 those negotiations continue to progress. The management of both Boundless and TMI have signed non-binding letters of intent to accept an offer to settle and complete those transactions. Additionally, the Company has engaged the investment banking services of E-Offering, formerly Cruttenden Partners, to assist and advise Management on this transaction. The management teams of both General Automation, Inc. and E-Offering remain optimistic, though no assurances can be made, that this transaction will be completed during fiscal 1999.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

For the three months ended December 31, 1998 the Company is reporting Income from Operations of $327,000 and Net Income After Taxes of $157,000. For the same period ended December 31, 1997 the Company had reported an Operating Loss of $974,000, with a Net Loss of $1,065,000. The improvement in the results of operations is largely due to the reduction of costs and expenses which were initiated late in fiscal 1998 and the results being realized in fiscal 1999. Management expects the benefits of those cost reductions will continue to be realized throughout 1999.

The Gross Profit Margin for the quarter ended December 31, 1998 improved to 42% from the 31% reported at December 31, 1997. This improvement is largely attributed to the cancellation of a third party service contract which the Company had inherited with a prior acquisition. This contract had burdened the Company's cost of sales by $750,000 per quarter, which is now eliminated. Additionally, the Company, during fiscal 1998, had substantially reduced the operations and overhead of its Marlborough, MA facility. That reduction, along with other reductions throughout the Company's operations, have taken the personnel head-count from 220 at December 31, 1997 down to 160 at December 31, 1998. Management has estimated that cost and expense reductions initiated during fiscal 1998 will save the Company over $4.5 million during fiscal 1999.

 Other expense categories reported at December 31, 1998 are reflecting the savings discussed above. At the year ended September 30, 1998, an evaluation was made of the goodwill which arose as a result of the TMI/Sequoia acquisition in fiscal 1996. It was determined that due to the significant decline in revenues associated with that acquisition, a reduction in the book-value of goodwill was required. The decline in goodwill amortization at December 31, 1998 vs 1997 is reflecting that year-end write-down of goodwill. Also, while the Company is reporting an increase in "product" sales at December 31, 1998 over the 1997 period, "service" revenue associated with the previously discussed goodwill, declined by approximately 20%. Management expects this trend of declining service revenue will continue throughout 1999.

As a positive impact on the daily operations, effective December 31, 1998, the Company entered into a "Forbearance Agreement" with its primary lender, Comerica Bank. Without giving up any of its rights as a banker, Comerica effectively is allowing the Company to work through its efforts in improving operations and financial condition, without the threat of additional problems from the bank. Management of the Company has been pleased and encouraged by the working relationship it has with Comerica. During fiscal 1998, the Company had defaulted on certain financial covenants in its loan agreement with the bank. Comerica subsequently made demand for payment in full, then amended the original terms of the loan agreement, and has now agreed to the forbearance terms. The outstanding indebtedness to the bank at December 31, 1998 was $2.2 million.

Subsequent to the quarter ended December 31, 1998 the company also entered into an agreement-in-principle with the Internal Revenue Service related to the closure of an almost two year long IRS federal tax audit. This audit was disclosed in the Company's September 30, 1998 Form 10-K as having the potential of a $250,000 tax liability. The IRS had challenged the amount of Net Operating Loss Carryforward (NOL) which the Company can use to offset taxable earnings. The IRS and the Company have agreed on a NOL amount which is deemed fair by both parties and results in no tax liability for General Automation. It also allows the Company to file for federal and state tax refunds from prior periods. At the present time, Management has not estimated the amounts of those refunds. Final documentation on this matter is expected to be completed during the second fiscal quarter.

Management is focusing its efforts in the near future on continued cost/expense reduction, and seeking revenue sources which generate the highest possible gross profit margin. The Company intends to increase the sales efforts in the area of service/maintenance contracts which historically provide a higher profit margin than product sales. Also, the Company's wholly owned Canadian subsidiary, Liberty Integration Software, has been successful in developing and marketing its propriety web-integration and e-commerce software in fiscal 1999. Subsequent to the quarter ended December 31, 1998 Liberty successfully completed a contract sale to a large customer source which Management expects could generate over $5.0 million in revenues over the next two years, though no assurances can be made that sales will reach that level. Those potential revenues will be recognized as cash is received from the sale of software "seats". In, and subsequent to, the quarter ended December 31, 1998, Liberty had collected, and recognized as revenue, the first $700,000 of these sales. Management believes that this form of high-margin proprietary sale could become one of the Company's leading revenue sources over the next several years.

Other expense categories reported at December 31, 1998 are reflecting the savings discussed above. At the year ended September 30, 1998, an evaluation was made of the goodwill which arose as a result of the TMI/Sequoia acquisition in fiscal 1996. It was determined that due to the significant decline in revenues associated with that goodwill, a reduction in the book-value of goodwill was appropriate and in line with generally accepted accounting principles. The decline in goodwill amortization at December 31, 1998 vs 1997 is reflecting that year-end write-down of goodwill. Also, while the Company is reporting an increase in "product" sales at December 31, 1998 over the 1997 period, "service" revenue associated with the previously discussed goodwill, continues to decline by approximately 20%. Management expects this trend of declining service revenue will continue throughout 1999.

As a positive impact on the daily operations, effective December 31, 1998, the Company entered into a "Forbearance Agreement" with its primary lender, Comerica Bank. Without giving up any of its rights as a banker, Comerica effectively is allowing the Company to work through its efforts in improving operations and financial condition, without the threat of additional problems from the bank. Management of the Company has been pleased and encouraged by the working relationship it has with Comerica. During fiscal 1998, the Company had defaulted on certain financial covenants in its loan agreement with the bank. Comerica subsequently made demand for payment in full, then amended the original terms of the loan agreement, and has now agreed to the forbearance terms. The outstanding indebtedness to the bank at December 31, 1998 was $2.2 million.

Subsequent to the quarter ended December 31, 1998 the company also made an agreement-in-principle with the Internal Revenue Service related to the closure of an almost two year long IRS federal tax audit. This audit was disclosed and discussed in the footnotes to the audited financial statements in the Company's September 31, 1998 Form 10-K and indicated the potential of a $250,000 tax liability. The IRS had challenged the amount of Net Operating Loss Carry-forward
(NOL) which the Company can use to offset taxable earnings. The IRS and the Company have agreed on a NOL amount which is deemed fair by both parties and results in no tax liability for General Automation. It also allows the Company to file for federal and state tax refunds from prior periods. At the present time, Management has not estimated the amounts of those refunds. Final documentation on this matter is expected to be completed during the second fiscal quarter of the Company.

Management is focusing its efforts in the near future on continued cost/expense reduction, and seeking revenue sources which generate the highest possible gross profit margin. The Company intends to increase the sales efforts in the area of service/maintenance contracts which historically provide a higher profit margin than product sales. Also, the Company's wholly owned Canadian subsidiary, Liberty Integration Software, has been successful in developing and marketing its propriety web-integration and e-commerce software in fiscal 1999. Subsequent to the quarter ended December 31, 1998 Liberty successfully completed a contract sale to a large customer source which Management expects could generate over $5.0 million in revenues over the next two years, though no assurances can be made that sales will reach that level. Those potential revenues will be recognized as cash is received from the sale of software "seats". In, and subsequent to, the quarter ended December 31, 1998, Liberty had collected, and recognized as revenue, the first $700,000 of these sales. Management believes that this form of high-margin proprietary sale could become one of the Company's leading revenue sources over the next several years.


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

Because the Company's products are primarily written in licensed versions of the Pick Operating System, there is effectively no Year 2000 problem due to the design of the Pick System which took this into account at its inception. However, the "applications" written for the Pick System, and, other Operating Systems which host the Company's Pick Data Base implementation, could potentially have Year 2000 issues. Also, third-parties which the Company has material relationships with, such as vendors, may, or may not, be Year 2000 compliant. In both of these instances, the Company takes steps necessary to verify Year 2000 compliance.

Company's State of Readiness
The Company is confident that its own internal systems are Year 2000 compliant, or planned up-grades are in place; e.g. accounting, reporting, etc. However, the Company is continuing its efforts to verify third party compliance, primarily through the use of questionnaires. Areas in which the Company will focus its concerns will be:

The equipment and software for its wide-area frame-relay network
Telephone switches and hand-sets
Corporate-headquarter alarm and entry systems
E-mail software
Other peripheral equipment such as fax machines, scanners, printers, etc

Costs Associated with Year 2000 Issues
Because the Company's product lines have been Year 2000 compliant at their inceptions, Management does not expect any material costs will be incurred to complete compliance issues which may be outstanding.

Risks Associated with Year 2000 Issues
Management is unaware of any material risk's associated with Year 2000 issues at the present time which would adversely affect operations of the Company.

Contingency Plans
The Company's engineers and software developers continually monitor product for Year 2000 compliance. This will be an on-going effort for the balance of the calendar year 1999.


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

Exhibit 27.1     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 General Automation, Inc.
Registrant

  /s/ Jane M. Christie                           February 22, 1999
--------------------------------------           -----------------
Jane M. Christie                                        Date
President and Chief Executive Officer


  /s/ Richard H. Nance                           February 22, 1999
--------------------------------------           -----------------
Richard H. Nance                                        Date
Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

 27.1             Financial Data Schedule