Form 10-Q
period 1999-03-31
GENERAL AUTOMATION INC
filed 1999-05-13
CIK 40443

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

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

No [ ] Yes  [X]

As of April 27, 1999 there were 9,332,641 shares of common stock of the Registrant outstanding.

================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                     MARCH 31           SEPTEMBER 30
                                                       1999                 1998
                                                   ------------         ------------
ASSETS

Current Assets:
     Cash                                          $  1,534,000         $    856,000
     Accounts receivable                              4,668,000            4,165,000
     Inventories                                      1,900,000            1,986,000
     Prepaid expenses and other                         708,000            1,073,000
                                                   ------------         ------------
          Total current assets                        8,810,000            8,080,000

Capitalized software                                  1,379,000            1,639,000
Property and equipment                                1,909,000            2,073,000
Goodwill, net of amortization                         1,765,000            2,043,000
Other assets                                            293,000              279,000
                                                   ------------         ------------
TOTAL ASSETS                                       $ 14,156,000         $ 14,114,000
                                                   ============         ============
LIABILITIES

Current liabilities:
     Bank line of credit                              2,130,000            2,200,000
     Current portion of long-term debt                  709,000              811,000
     Note payable and due to TMI                      6,401,000            6,401,000
     Due to Boundless                                 3,014,000            2,043,000
     Accounts payable                                 2,372,000            1,805,000
     Accrued expenses                                 2,961,000            3,860,000
     Deferred revenue                                 4,059,000            4,711,000
                                                   ------------         ------------
          Total current liabilities                  21,646,000           21,831,000
                                                   ------------         ------------
Long-term debt, excluding current portion             1,979,000            2,210,000

Total Liabilities                                    23,625,000           24,041,000
                                                   ------------         ------------
SHAREHOLDERS' EQUITY (DEFICIT)

     Common stock                                       933,000              933,000
     Additional paid-in capital                      45,442,000           45,442,000
     Accumulated deficit                            (55,742,000)         (56,071,000)
     Cumulative translation adjustment                 (102,000)            (231,000)
                                                   ------------         ------------
TOTAL SHAREHOLDERS' DEFICIT                          (9,469,000)          (9,927,000)
                                                   ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 14,156,000         $ 14,114,000
                                                   ============         ============

   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      MARCH 31,                         MARCH 31,
                                            -----------------------------     -----------------------------
                                                1999             1998             1999             1998
                                            ------------     ------------     ------------     ------------
Sales - Product                             $  3,896,000     $  2,831,000     $  7,008,000     $  5,391,000
Sales - Service revenue                        3,672,000        4,986,000        8,326,000       10,659,000
                                            ------------     ------------     ------------     ------------
TOTAL SALES                                    7,568,000        7,817,000       15,334,000       16,050,000

Cost of sales - Product                        1,800,000        2,334,000        4,045,000        4,259,000
Cost of sales - Service                        2,135,000        3,292,000        4,394,000        6,864,000
                                            ------------     ------------     ------------     ------------
TOTAL COST OF SALES                            3,935,000        5,626,000        8,439,000       11,123,000
                                            ------------     ------------     ------------     ------------
GROSS PROFIT                                   3,633,000        2,191,000        6,895,000        4,927,000

COSTS AND EXPENSES:
 Selling and administrative                    2,628,000        2,622,000        5,004,000        5,050,000
 Research and development                        338,000          320,000          605,000          874,000
 Depreciation                                    144,000          170,000          289,000          358,000
 Amortization of goodwill                        146,000          534,000          293,000        1,075,000
 Other, net                                           --           72,000               --           71,000
                                            ------------     ------------     ------------     ------------
                                               3,256,000        3,718,000        6,191,000        7,428,000
                                            ------------     ------------     ------------     ------------
OPERATING INCOME/(LOSS)                          377,000       (1,527,000)         704,000       (2,501,000)

Interest income                                       --            4,000               --            6,000
Interest expense                                (171,000)        (161,000)        (340,000)        (254,000)
Miscellaneous                                     56,000                0           56,000                0
                                            ------------     ------------     ------------     ------------
    INCOME/(LOSS) BEFORE INCOME TAXES            262,000       (1,684,000)         420,000       (2,749,000)

Provision for income taxes                        90,000           50,000           91,000           50,000
                                            ------------     ------------     ------------     ------------
NET INCOME/(LOSS)                           $    172,000     $ (1,734,000)    $    329,000     $ (2,799,000)
                                            ============     ============     ============     ============
NET INCOME (LOSS) PER SHARE:

              BASIC                         $       0.02     $      (0.19)    $       0.04     $      (0.30)

              FULLY DILUTED                 $       0.02     $      (0.19)    $       0.04     $      (0.30)
                                            ============     ============     ============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING:

              BASIC                            9,332,641        9,295,924        9,332,641        9,284,528

              FULLY DILUTED                    9,332,641        9,295,924        9,332,641        9,284,528

   The accompanying notes are an integral part of these financial statements.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                              FOR THE SIX MONTHS ENDED
                                                                     MARCH 31
                                                          -------------------------------
                                                              1999               1998
                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                         $    329,000       $ (2,799,000)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                              582,000          1,433,000
    Gain from disposal of assets                               (56,000)
  Changes in assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                                (503,000)          (318,000)
           Inventories                                          86,000          1,109,000
           Prepaid expenses                                    365,000           (132,000)
           Other assets                                        246,000           (148,000)
       Increase (decrease) in:
          Accounts payable                                   1,538,000          1,494,000
          Deferred revenue                                    (652,000)           (11,000)
          Accrued expenses                                    (899,000)           197,000
                                                          ------------       ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES              1,036,000            825,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                                   (282,000)
  Purchase of property, plant and equipment                   (136,000)           (30,000)
  Proceeds from disposal of assets                              56,000
   Capitalized software costs                                                    (230,000)
                                                          ------------       ------------
              NET CASH USED BY INVESTING ACTIVITIES            (80,000)          (542,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                          120,000
  Proceeds from issuance of debt                                                  349,000
  Principal payments on notes debt                            (403,000)        (1,510,000)
                                                          ------------       ------------
             NET CASH USED BY FINANCING ACTIVITIES            (403,000)        (1,041,000)
                                                          ------------       ------------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                       125,000             22,000

Net increase/(decrease) in cash and equivalents                678,000           (736,000)
Cash and equivalents, beginning of period                      856,000            797,000
                                                          ------------       ------------
Cash and equivalents, end of period                          1,534,000             61,000
                                                          ============       ============
      Cash paid during the period for:
          Interest                                        $    316,000       $    254,000
                                                          ============       ============
          Income taxes                                    $      6,000       $     50,000
                                                          ============       ============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Inventory

Inventories consists of the following at March 31, 1999:

Material and purchased sub-assemblies                      $1,115,000

Support systems, spare parts and subassemblies, net         1,029,000

Work in process                                                   -0-

Finished goods                                                    -0-


Less:  Reserves                                              (244,000)
                                                           ----------
          Total Inventory                                  $1,900,000
                                                           ==========

Note 2 - Deferred Revenue

Revenues for sales and the associated cost of goods sold are recognized when product is shipped and no significant obligation remains. Revenues for maintenance service contracts are recognized on a monthly basis ratable over the period of the contracts. Cash payments received and billings in advance of revenue recognition are recorded as a liability and recognized as revenue is earned over the life of the contracts.

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

Note 5 - Earnings Per Share

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended March 31, 1999. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the three-month period used to compute basic and diluted earnings per share is as follows:

                                                   March 31,            March 31,
                                                     1998                 1999
                                                   ---------            ---------
Weighted average common shares used
in computation of basic earnings per share         9,295,924            9,332,641

Effect of dilutive securities:
   Common stock options                                *                      *

Weighted average common and common-
share equivalents used in computation of
diluted earnings per share                         9,295,924            9,332,641

---------
* Excluded since the effect is anti-dilutive

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

(1) MATERIAL CHANGES IN FINANCIAL CONDITION:

At the quarter ended March 31, 1999, the Company continues to demonstrate a modest improvement in its financial condition from its year ended September 30, 1998. The Company's net working capital position improved slightly to a negative $12.8 million at March 31, 1999 vs. a negative $13.3 million at September 30, 1998. The Company's net shareholder deficit also improved slightly from a negative $9.9 million to a negative $9.5 million for the same time period reflecting earnings for the six months ended March 31, 1999. The improvements discussed are reflecting the Company's return to profitability for the six months ended March 31, 1999 and the performance of the Company's Canadian subsidiary Liberty Integration Software (Liberty). During the first six months of the Company's 1999 fiscal year this subsidiary was successful in closing a significant sale to a customer and collecting $700,000 in cash for the first phase of that sale. The collection of these funds is reflected in revenues and the increased cash position at March 31, 1999. Management is forecasting this sale to ultimately result in the collection of over $5.0 million over the next two years, though no assurances can be made that those forecasts can be met. Management expects to increase the Company's focus on future operations towards the type of product being produced by Liberty that revolves around e-commerce, internet/web-integration and enterprise application integration-software for the multi-value marketplace.

Management of the Company is continuing in its efforts to complete meeting terms and conditions of re-negotiated business acquisitions that were made in 1995 and 1996. These acquisitions are referred to as the Boundless/TMI acquisitions. Both Boundless and TMI have entered into non-binding letters of intent to accept compromised payments to complete those acquisitions and the Company has engaged the investment banking firm of E-Offering to assist and advise in completing those transactions. Management is of the opinion that completing these transactions is fundamental to making significant improvements in the financial condition of the Company's balance sheet, though cannot make assurances that these efforts will be successful.

In another matter, the Company's SEC Form 10-Q filing for the period ended December 31, 1998 reported management had reached an agreement in principle with the Internal Revenue Service regarding closure of a lengthy IRS audit. This audit had challenged the amount of net operating loss carry-forward (NOL) which could be used to offset operating profits for tax purposes. That agreement was formally signed during the quarter ended March 31, 1999 and the Company has filed for federal and state tax refunds from prior years approximating $186,000. The $84,000 difference between these refunds and the $270,000 amount accrued in prior periods was written off to income tax expense during the quarter ended March 31, 1999.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

For the three months ended March 31, 1999 the Company is reporting Income from Operations of $377,000 and Net Income of $172,000, or $.02 per share. For the six months ended March 31, 1999 Income from Operations totals $704,000 and Net Income is reported at $329,000, or $.04 per share. This compares to Operating Losses of $1,527,000 and $2,501,000 for the three and six months periods ended March 31, 1998, respectively, and Net Losses of $1,734,000 and $2,799,000 for the same respective periods in 1998. Revenues for the three and six months ended March 31, 1999 are reported at $7,568,000 and $15,334,000 respectively, compared to $7,817,000 and $16,050,000 in the same respective periods for 1998. Management attributes the improved earnings to cost/expense reductions that were initiated during the last two quarters of fiscal 1998. The most significant cost reduction item was the elimination of a third party service contract that was costing the Company $750,000 per quarter for the first two quarters of fiscal 1998. Additionally, the Company reduced its Marlborough, MA facility eliminating approximately $900,000 per year in costs. The elimination of both of these transactions results in a positive effect and improvement on the Cost of Sales and Gross Margin for fiscal 1999.

The decline in revenues for the period reflects the aging service contract portfolio that is declining at a rate exceeding the replacement of those contracts. Although additional sales effort and personnel have been added to the Company to increase revenues in this area, management expects the decline in service contracts to continue throughout at least fiscal 1999.

The Gross Profit Margin for the quarter ended March 31, 1999 is reported at 48.0% vs 28.0% for the same period in 1998. For the six months ended March 31, 1999 the Gross Profit Margin is reported at 45.0% vs. 30.7% in 1998. The significant improvement in fiscal 1999 reflects cost reductions made in downsizing the Company's Marlborough, MA operations and the elimination of third party service contracts during fiscal 1998 discussed above. The Gross Margin was also positively affected during the quarter ended March 31, 1999 due to the high profit sale by the Company's Canadian subsidiary, Liberty, discussed earlier. The first $150,000 of that $700,000 sale was collected in the quarter ended December 31, 1998, and the $550,000 balance collected in the quarter ended March 31, 1999. Revenue from this sale is recognized during the period in which cash is collected and product is shipped. Management expects the Gross Margin will continue to benefit from the cost/expense reductions made during 1998.

Virtually all expense categories for the six months ended March 31,1999 vs. the same period in 1998, are reflecting the cost and expense reductions initiated by management. Management will continue to look for opportunities to scale back expenses, but does not expect any significant reductions in its workforce for the foreseeable future.

(3) YEAR 2000 ISSUES AND CONSEQUENCES

Over-view. The Y2K issue exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications utilized by certain companies may not properly recognize the Year 2000, or certain dates prior or subsequent thereto, or process data which includes a reference to the Year 2000, potentially causing data miscalculations or inaccuracies, or operation malfunctions or failures.

Since 1998, General Automation (GA) has devoted significant efforts to address Y2K issues. GA has developed a comprehensive, company-wide plan to identify, evaluate and remediate Y2K issues and has established a Y2K Project Committee to coordinate the implementation of GA's Y2K plan. The committee is comprised of management personnel from all departments in the Company. The committee reports to the Company's Vice President of Finance.

GA's Y2K plan is focused on those areas that are critical to maintaining uninterrupted service to its customers and includes network systems, applications and infrastructure for the provision of business information products, applications and services. In addition, the plan includes a review of the Y2K readiness of GA's vendors, resellers, suppliers and other third parties who have material relationships with GA and its subsidiaries. The major phases of the plan with respect to each of these categories, includes an inventory of all hardware and software components with possible date implications, an assessment of the Y2K readiness of all inventory items, the remediation of all Y2K issues which have been identified in the assessment phase, and validation testing and certification as to Y2K compliance.

Company's State of Readiness

GA's plan with respect to its business systems products includes computers, operating system software and application/database software. GA has completed the inventory and assessment phases and is working towards the remediation and validation testing of these products. GA intends to continue periodic Y2K testing of these products during the remainder of 1999.

GA's Y2K plan for its business information systems and applications involves all hardware and software components which relate to major internal business and administrative functions, such as customer service, billing, inventory, and credit and collections. The remediation effort relating to certain of GA's business systems involves the decommissioning of certain hardware and software and the installation of new hardware and software which has been certified as Y2K compliant. A significant portion of the remaining remediation and validation testing phases of the Y2K plan related to GA's business information systems and applications will be completed when such hardware and software is installed.

Costs Associated with Year 2000 Issues

GA's estimate of the total cost of its Y2K compliance efforts, based on amounts expended to date, plus estimated amounts of additional remediation costs, is immaterial to the operations of the Company. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the implementation of GA's contingency plan which has not yet been completed. Certain costs budgeted for the procurement of upgrades or replacements of GA's network and business information systems have not been included in this amount since these upgrades or replacements were being made by GA independent of Y2K readiness. The estimated Y2K costs do not include GA's internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, related to its Y2K plan since such costs are not internally allocated by GA. GA expects to fund its Y2K compliance efforts with cash flows from operations.

Risks Associated with Year 2000 Issues

GA is working directly with various mission-critical external parties such as its major equipment vendors, telecommunications and data service providers and utilities. GA has conducted or intends to conduct testing procedures with certain of these external parties in order to confirm Y2K readiness. In addition, GA has identified and prioritized other external parties that provide equipment and services for purposes of assessing their Y2K readiness and has forwarded those results to other external parties in order to obtain reasonable assurance of their Y2K readiness. GA intends to assess all the responses it receives from external parties to evaluate Y2K readiness and to forward follow-up communications when appropriate. GA is also using the Internet as a resource for determining the Y2K readiness of external parties. GA is scheduled to complete its evaluation of the Y2K readiness of external parties by mid-year 1999, although this will be dependent on the efforts of the external parties. GA also plans to further communicate with certain external parties during the second half of 1999 for purposes of additional follow-up reviews, as appropriate.

The failure by GA or certain external parties to achieve Y2K readiness with respect to any mission-critical aspect of GA's business could result in an interruption in, or failure of, certain normal operations or business activities of GA. Such failures could materially affect GA's results of operations, financial condition or liquidity. For example, GA's internal data networks are interconnected with, or dependent upon, systems operated by third parties, including telecommunications/data service providers and public utilities. Since external parties are responsible for addressing their own Y2K readiness, GA is unable to determine at this time whether any Y2K-related interruptions or failures will occur or the extent to which any such conditions might have a material impact on GA's results of operations, financial condition or liquidity. GA's Y2K plan is expected to reduce the level of uncertainty regarding GA's Y2K readiness and the Y2K readiness of external parties. GA believes that, as the Y2K plan described above progresses, the possibility of significant interruptions or failures of GA's operations as a result of Y2K issues should be substantially reduced.

Contingency Plans

Contingency planning to maintain and restore service in the event of natural disasters or technical problems has been part of GA's standard operating procedures, and GA intends to leverage this experience in the development of certain contingency plans being developed as parts of GA's overall Y2K readiness activities. The contingency plan will include:

i. a business impact analysis designed to identify and quantify the potential impact on GA in the event of an interruption of normal business operations

ii. an incident management plan to be used by senior management and support personnel when responding to incidents that might interrupt or impact GA's ability to maintain normal business operations; and

iii. business resumption plans and procedures to address interruptions or failures of GA's essential functions and services, such as infrastructure, business systems and applications or those provided by mission-critical external parties

Certain information regarding GA's Y2K plan constitutes forward-looking statements and such statements are based upon certain assumptions. There can be no assurance that GA's expectations will be achieved or that there will not be delays, increased costs associated with the project or that GA will be successful in remediating all Y2K issues. Factors that could impact success of the plan include:

i. the availability of personnel trained in specific technical area involved in GA's businesses

ii. the ability to locate and correct all relevant software code in its business systems that could be affected by the Year 2000 and

iii. the successful remediation of Y2K issues by any mission-critical external parties such as telecommunications/data service providers and energy companies.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On April 15, 1999, General Automation (the Plaintiff) filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP (as Defendant), successor to PriceWaterhouse, which was General Automation's independent auditors from 1991 through 1996. The gravamen of the action is that PriceWaterhouse was negligent in its audits of General Automation's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. General Automation seeks general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements.

Since late 1991, the Company has been a party to litigation pending before the Circuit Court of Cook County, Illinois, County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel vs. General Automation and Maxial Systems, Inc. The Company filed a counter claim in this action and, on July 2, 1996, judgment on the counter claim was entered in the principal amount of $81,867 in favor of the Company. On April 26, 1999 the Company was informed by its attorney that this judgement was vacated by the judge on the case and the original counter claim will have to be litigated as part of the on-going case. A trial-date of December 7, 1999 has been set by the court and the Company intends to vigorously defend its position in this matter. In the event of an unfavorable outcome to the Company in the case, the range of potential liability could be between $200,000 and $400,000.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's stockholders was held on March 25, 1999, at which the holders of 6,231,567 shares of the Company's common stock were represented in person or by proxy. At the meeting, the following persons were elected as directors of the Company and received the number of affirmative votes indicated opposite their respective names:

            Director                  No. of Affirmative Votes
            --------                  ------------------------
        Lawrence Michels                      6,002,045
        Robert D. Bagby                       5,986,583
        Jane Christie                         5,990,105
        Philip Noden                          5,993,745
        Paul Morigi                           5,984,983
        Robert McClure                        6,002,345

        There are no other directors whose term of office as a director continued after the meeting.

        Approval of the Company's 1999 Stock Plan, under which options to purchase up to an aggregate of 1,000,000 shares of the Company's common stock may be granted to the Company's employees and non-employee directors, was also submitted to the Company's stockholders at the meeting. The 1999 Stock Plan was approved, with 2,626,855 shares voting in favor of approval, 263,039 shares voting against approval, and 121, 742 shares abstaining with respect to this proposal. There were also 6,332,641 broker non-votes with respect to this proposal.

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K None.

     (a) Exhibits

         27.1 - Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
Registrant


/s/ Jane Christie                                   May 12, 1999
----------------------------------                  ------------
Jane Christie                                               Date
President and Chief Executive Officer


/s/ Richard H. Nance                                May 12, 1999
----------------------------------                  ------------
Richard H. Nance                                            Date
Vice President and Chief Financial Officer