Form 10-Q
period 1999-06-30
GENERAL AUTOMATION INC
filed 1999-08-19
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to ______________.

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter).

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

                        No [ ]      Yes [X]

As of August 13, 1999 there were 9,332,641 shares of common stock of the Registrant outstanding.

ITEM 1.   FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                  JUNE 30,        SEPTEMBER 30,
                                                    1999              1998
                                                ------------      ------------
ASSETS

Current Assets:
     Cash                                       $  1,210,000      $    856,000
     Accounts receivable                           5,029,000         4,165,000
     Inventories - Note 1                          1,571,000         1,986,000
     Prepaid expenses and other                      649,000         1,073,000
                                                ------------      ------------
          Total current assets                     8,459,000         8,080,000

Capitalized software - Note 3                      1,754,000         1,639,000
Property and equipment                             1,822,000         2,073,000
Goodwill, net of amortization                      1,613,000         2,043,000
Other assets                                         205,000           279,000
                                                ------------      ------------
TOTAL ASSETS                                    $ 13,853,000      $ 14,114,000
                                                ============      ============
LIABILITIES

Current liabilities:
     Bank line of credit                        $  2,050,000      $  2,200,000
     Current portion of long-term debt               727,000           811,000
     Note payable and due to TMI                   6,401,000         6,401,000
     Due to Boundless                              3,059,000         2,043,000
     Accounts payable                              2,390,000         1,805,000
     Accrued expenses                              2,519,000         3,860,000
     Deferred revenue - Note 2                     3,968,000         4,711,000
                                                ------------      ------------
          Total current liabilities               21,114,000        21,831,000
                                                ------------      ------------

Long-term debt, excluding current portion          1,925,000         2,210,000

Total Liabilities                                 23,039,000        24,041,000
                                                ------------      ------------
SHAREHOLDERS' EQUITY (DEFICIT)
     Common stock                                    933,000           933,000
     Additional paid-in capital                   45,658,000        45,442,000
     Accumulated deficit                         (55,655,000)      (56,071,000)
     Cumulative translation adjustment              (122,000)         (231,000)
                                                ------------      ------------
TOTAL SHAREHOLDERS' DEFICIT                       (9,186,000)       (9,927,000)
                                                ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $ 13,853,000      $ 14,114,000
                                                ============      ============


The Accompanying Notes are a Integral Part of the Financial Statements

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                            Three Months Ended               Nine Months Ended
                                                 June 30,                         June 30,
                                        ---------------------------     -----------------------------
                                            1999            1998             1999             1998
                                        -----------     -----------     ------------     ------------
Sales - Product                         $ 4,120,000     $ 2,628,000     $ 11,128,000     $  8,029,000
Sales - Service revenue                   3,204,000       4,858,000       11,530,000       15,517,000
                                        -----------     -----------     ------------     ------------
Total sales                               7,324,000       7,486,000       22,658,000       23,546,000

Cost of sales - Product                   2,017,000       2,522,000        6,063,000        6,791,000
Cost of sales - Service                   2,222,000       2,641,000        6,616,000        9,505,000
                                        -----------     -----------     ------------     ------------
Total cost of sales                       4,239,000       5,163,000       12,679,000       16,296,000
                                        -----------     -----------     ------------     ------------
Gross profit                              3,085,000       2,323,000        9,979,000        7,250,000

Costs and expenses:
 Selling and administrative               2,562,000       2,788,000        7,640,000        7,838,000
 Research and development - Note 3          (70,000)        335,000          534,000        1,209,000
 Depreciation                               131,000         164,000          420,000          522,000
 Amortization of goodwill                   162,000         538,000          455,000        1,613,000
 Other, net                                 (26,000)         (5,000)        (156,000)          66,000
                                        -----------     -----------     ------------     ------------
                                          2,759,000       3,820,000        8,893,000       11,248,000
                                        -----------     -----------     ------------     ------------
Operating income/(loss)                     326,000      (1,497,000)       1,086,000       (3,998,000)

Interest income                                               1,000                             7,000
Interest expense                           (238,000)       (129,000)        (578,000)        (383,000)
                                        -----------     -----------     ------------     ------------

Income/(loss) before income taxes            88,000      (1,625,000)         508,000       (4,374,000)

Provision for income taxes                                   11,000           91,000           61,000
                                        -----------     -----------     ------------     ------------
Net income/(loss)                       $    88,000     $(1,636,000)    $    417,000     $ (4,435,000)
                                        ===========     ===========     ============     ============

Net income (loss) per share:
             Basic                      $      0.01     $     (0.18)    $       0.04     $      (0.48)
             Fully Diluted              $      0.01     $     (0.18)    $       0.04     $      (0.48)
                                        ===========     ===========     ============     ============
Weighted average shares outstanding:
             Basic                        9,332,641       9,295,924        9,332,641        9,284,528
             Fully Diluted                9,332,641       9,295,924        9,332,641        9,284,528


The Accompanying Notes are a Integral Part of the Financial Statements

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                           JUNE 30,                     JUNE 30,
                                    ------------------------     -----------------------
                                      1999           1998          1999         1998
                                    --------     -----------     --------    -----------
NET INCOME/(LOSS)                   $ 88,000     $(1,636,000)    $417,000    $(4,435,000)
     Translation Adjustment          (20,000)         (1,000)     109,000         21,000
                                    --------     -----------     --------    -----------
TOTAL COMPREHENSIVE INCOME(LOSS)    $ 68,000     $(1,637,000)    $526,000    $(4,414,000)
                                    ========     ===========     ========    ===========


The Accompanying Notes are a Integral Part of the Financial Statements

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                       FOR THE NINE MONTHS ENDED JUNE 30,

                                                          1999            1998
                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                      $   417,000     $(4,435,000)

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          875,000       2,135,000
    Gain from disposal of assets                           (56,000)
  Changes in assets and liabilities:
       (Increase)decrease in:
           Accounts receivable                            (864,000)        519,000
           Inventories                                     415,000       1,448,000
           Prepaid expenses                                424,000         205,000
           Other assets                                    455,000        (698,000)
       Increase (decrease) in:
          Accounts payable                               1,601,000         732,000
          Deferred revenue                                (743,000)       (322,000)
          Accrued expenses                              (1,341,000)        977,000
                                                       -----------     -----------
              NET CASH PROVIDED BY
               OPERATING ACTIVITIES                      1,183,000         561,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                            (282,000)
  Purchase of property, plant and equipment               (195,000)        (49,000)
  Proceeds from disposal of assets                                          56,000
  Capitalized software costs                              (496,000)       (496,000)
                                                       -----------     -----------
              NET CASH USED BY INVESTING ACTIVITIES       (635,000)       (827,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                   120,000
  Proceeds from extinguishment of debt                     216,000       2,359,000
  Principal payments on notes debt                        (519,000)     (1,978,000)
                                                       -----------     -----------

              NET CASH USED BY FINANCING ACTIVITIES       (303,000)        501,000
                                                       -----------     -----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                   109,000          58,000

Net increase/(decrease) in cash and equivalents            354,000         293,000
Cash and equivalents, beginning of period                  856,000         797,000
                                                       -----------     -----------
Cash and equivalents, end of period                      1,210,000       1,090,000
                                                       ===========     ===========
      Cash paid during the period for:
          Interest                                     $   464,000     $   383,000
                                                       ===========     ===========
          Income taxes                                 $     6,000     $    61,000
                                                       ===========     ===========


The Accompanying Notes are a Integral Part of the Financial Statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - INVENTORY

Inventories at June 30, 1999 consisted of the following:

        Material and purchased sub-assemblies                      $  711,889
        Support systems, spare parts and sub-assemblies, net          803,122
        Work in process                                               305,499
        Finished goods                                                  9,723
                           Less: Allowance for obsolescence         (259,411)
                                                                   ---------
             Total Inventory                                       $1,570,822
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

NOTE 3 - RESEARCH AND DEVELOPMENT EXPENSE

During the quarter ended June 30, 1999 the Company capitalized costs associated with the development of software in accordance with FAS 86. Software development costs are charged to research and development costs until technical feasibility is reached. Cost to develop the software after that period is capitalized until the product is released for general distribution in sales. FAS 86 requires the Company to support capitalized costs through the production of extemporaneous record-keeping which the Company was able to complete during the current quarter. Because the record-keeping requirement was completed during the quarter June 30, 1999, some of the costs capitalized during this period were originally expensed during the second quarter of 1999 resulting in a credit balance of approximately $70,000 for the quarter ended June 30, 1999.

NOTE 4 - USE OF ESTIMATES

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

NOTE 5 - INTERIM FINANCIAL INFORMATION

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

NOTE 6 - EARNINGS PER SHARE

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended June 30, 1999. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the three-month period used to compute basic and diluted earnings per share is as follows:

                                                                June 30, 1998    June 30, 1999
                                                                -------------    -------------
Weighted average common shares used in computation of
 basic earnings per share                                          9,295,924        9,332,641

Effect of dilutive securities:  Common stock options                       *                *

Weighted average common and common-share equivalents
 used in computation of diluted earnings per share                 9,295,924        9,332,641

-------------
* Excluded since the effect is anti-dilutive

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

(1) MATERIAL CHANGES IN FINANCIAL CONDITION:

At the quarter ended June 30, 1999, the Company reports some improvement in its financial condition, primarily due to reported profits. The $741,000 increase in shareholder's deficit, from a negative $9.9 million at September 30, 1998 to a negative $9.2 million is reflective of a combination of reported profits for fiscal 1999 and the $109,000 change in cumulative translation adjustment. Also, in the quarter ended June 30, 1999 fees and expenses due to directors of the Company totaling $207,000 were extinguished and treated as a contribution to capital in accordance with accounting standards.

Performance from the Company's wholly owned subsidiary, Liberty Integration Software in Canada, is predominantly responsible for the 41% increase in the Company's cash position from the year ended September 30, 1999. The high profit-margin software sales from the Canadian subsidiary also contribute significantly to the improved profit margins discussed below. Management of the Company intends to focus on the Liberty product line in the future and anticipates an increase in its reliance on the performance of software sales from that group. The 8% net increase in capitalized software development costs, in accordance with FAS 86, reflects the efforts expended in the focus of software development and future product releases, and more fully discussed in
Item 2 (2) below.

The Company has been negotiating for the past year with Boundless Corp. and Texas Micro, Inc.(TMI) to compromise the outstanding debt to these companies, as well as eliminate the on-going royalty expense associated with acquisitions of business from these entities which took place in 1995 and 1996. At June 30, 1999 the outstanding amount owed to both of these companies totaled approximately $9.5 million, with over $1.6 million per year in royalty expense being accrued. Both Boundless and TMI have entered into non-binding letters of intent to settle these amounts under final terms and conditions to be agreed upon. Management continues to work towards finalizing this transaction and considers it an integral part of the Company's need to improve its financial condition and on-going results of operations.

Management is also pursuing a new credit line with outside sources that will replace its current credit facility with Comerica Bank. Early in fiscal 1998, Comerica demanded payment in full of the then existing credit line and has since been working with the Company to assist in moving that loan to an asset-based lender. Management continues to work closely with Comerica to maintain an on-going working relationship and will continue to seek alternative lenders to replace the bank. If an alternative lending source cannot be found and the bank ceases working with the Company, the daily operations of the Company could be adversely affected. At June 30, 1999 Management is confident its relationship with Comerica remains good.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

For the three and nine months period ended June 30, 1999, the Company is reporting operating income of $326,000 and $1,086,000 respectively, and net income of $88,000 and $417,000, respectively for the same periods. This is in contrast to the three and nine months periods ended June 30, 1998 in which the Company reported net losses of ($1,636,000) and ($4,435,000) respectively. Management attributes the improvement in operations and reported earnings to an improved gross profit margin of 43.54% vs. 30.79% for the periods ended June 30, 1999 vs June 30, 1998. The improved gross profit margin is due to a more efficient manufacturing operation benefiting fiscal 1999, as well as higher margin product/software sales.

Management is mindful of the clear decrease in service revenue along with an increase in product/software sales. The revenue mix of the Company is approaching a 50-50 split between service and product sales for the nine months ended June 30, 1999, vs 66% service and 34% product for the same period ended June 30, 1998. For the three months period ended June 30, 1999, that change is more evident with 55% of revenues resting with product sales and 45% in service business. Management expects this trend of declining service revenue to continue as the Company focuses its efforts on increased product/software sales aimed at data access and web-integration.

During the quarter ended June 30, 1999 and in accordance with FAS 86, software development costs totaling approximately $450,000 were capitalized, resulting in a credit balance to the research and development expense account of $70,000. Substantiation of capitalized costs as required by FAS 86 was completed during the quarter ended June 30, 1999 and the total amount capitalized includes some amounts previously expensed in the prior two quarters of fiscal 1999. Management estimates the effects of the capitalized costs on prior quarters would be positive, though negligible and would have no effect on expenses or net income for the nine months ended June 30, 1999. At June 30, 1999 capitalized software reflects an increase of $141,000, net of amortization costs, from the year ended September 30, 1998. See also Note 3 to the financial statements.

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

i. the availability of personnel trained in specific technical area involved in GA's businesses

ii. the ability to locate and correct all relevant software code in its business systems that could be affected by the Year 2000 and the successful remediation of Y2K issues by any mission-critical external parties such as telecommunications/data service providers and energy companies.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

During the quarter ended June 30, 1999, the Company's Chairman of the Board, Lawrence Michels, was placed on a medical leave of absence. At the regular meeting of the board of directors on July 29, 1999 the board elected board member Bob McClure as the new chairman to replace Mr. Michels.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 27 -- Financial Data Schedule

Reports on Form 8-K. During the quarter covered by this report, the Company filed the following Reports on Form 8-K:

        1. Form 8-K filed on February 19, 1999 Regarding Forbearance Agreement With Comerica Bank-California.

        2. Form 8-K filed on July 14, 1999 reporting Lawrence Michels', Chairman of the Board, leave of absence.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


General Automation, Inc.
---------------------------
Registrant


   /s/ Jane M. Christie                              August 19, 1999
------------------------------------------           ---------------
Jane M. Christie                                     Date
President and Chief Executive Officer


  /s/ Richard H. Nance                               August 19, 1999
------------------------------------------           ---------------
Richard H. Nance                                     Date
Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------
  27              Financial Data Schedule