Form 10-K
period 1999-09-30
GENERAL AUTOMATION INC
filed 2000-01-13
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    for the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    for the transition period from to ________________ to ___________________


                          Commission file number 0-5260


                            GENERAL AUTOMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                             95-2488811
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


    17731 Mitchell North, Irvine, CA                              92653-1595
----------------------------------------                      ------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of January 7, 2000 was $7,747,812 based on the average of the bid and asked prices for the Registrant's stock, as traded on the "Electronic Bulletin Board".

On January 7, 2000, 11,724,307 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            GENERAL AUTOMATION, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                PAGE
                                                                                                ----
PART I

         ITEM 1.  BUSINESS......................................................................  3

         ITEM 2.  PROPERTIES..................................................................... 8

         ITEM 3.  LEGAL PROCEEDINGS.............................................................. 8

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................ 9

PART II

         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......... 9

         ITEM 6.  SELECTED FINANCIAL DATA........................................................10

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS..........................................................12

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................19

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................19

         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE...........................................................19

PART III

         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................20

         ITEM 11. EXECUTIVE COMPENSATION.........................................................21

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................23

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................25

PART IV

         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................25

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS, INCLUDING THOSE CONTAINED BELOW UNDER THE HEADING "SPECIAL FACTORS", THE TIMELY DEVELOPMENT OF PROPOSED PRODUCTS, MARKET ACCEPTANCE OF NEW PRODUCTS, ACTIONS BY COMPETITORS AND CREDITORS, AS WELL AS FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

GENERAL

         General Automation, Inc. ("GA" or the "Company") provides computer hardware maintenance and software support services to several thousand end users throughout the United States. The Company also integrates computer hardware manufactured by other companies with proprietary and non-proprietary software to meet the requirements of its customers' specific applications, and installs and supports the integrated systems. The Company also sells a line of proprietary multivalue database software products, and a line of connectivity products and middleware products designed to allow easy communication and transfer of data between multivalue databases and other widely used software products such as Microsoft products and JAVA products. The Company is also developing a line of products and software tools that enable e-commerce standards-based enterprise data access and interchange among trading partners. Although the Company's operations are conducted primarily in the United States, the Company also conducts operations through subsidiaries in Canada, Australia and the United Kingdom.

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

         Recent Operating Losses; Deficit Tangible Net Worth: The Company has incurred operating losses in four of its last five fiscal years. There can be no assurance that the Company will be able to achieve or sustain profitable operations in the future. As of September 30, 1999, the Company had a deficit net worth of $7.5 million (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Working Capital Deficiency; Cash Flow Constraints. As of September 30, 1999, the Company had a working capital deficiency of $6.8 million. Accordingly, the Company continues to operate under severely restricted cash resources, which requires that the Company carefully manage and monitor its cash position. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         The Company is in default of its obligations to its primary bank, Comerica Bank-California ("Comerica"). As of September 30, 1999, the Company was indebted to Comerica in the amount of $2.1 million. Although there is not currently in place any formal forbearance agreement, Comerica has; thus far, continued to work with the Company to enable the Company to meets its short-term working capital requirements. At the same time, Comerica is encouraging the Company to move its account to another lender, which the company is attempting to do. In addition, the company is assessing whether it is advisable, or even possible, to raise additional funds for operations from private and/or public investors. Obviously, there can be no assurance that the Company will be successful in obtaining the debt or equity financing necessary to pay its obligations to Comerica. If the Company is unable to do so, Comerica could accelerate collection of the amounts owed to it, which would adversely affect the ability of the Company to continue its operations. Barring any such action by Comerica, the Company believes that it will be able to meet its short-term working capital requirements with the resources available to it.

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

PROPRIETARY SOFTWARE

         MultiValue Database Software

         The Company offers a line of proprietary multivalue database software products, which are based on the Pick Operating System. The multivalue database is based on a file structure that is multi dimensional. Some of these products are designed to run native (without an underlying operating system), while others are designed to run in concert with various operating systems, including UNIX, AIX and Windows NT. The Company believes that among the most distinctive characteristics of its multi-dimensional database products are their relative ease of use, English-like information management and retrieval language, and the speed they offer in the handling of large and complex databases. The Company's proprietary software line is comprised of the following:

         mv.BASE - a multivalue database that runs on Windows NT and Windows 95.

         mv.ENTERPRISE - a multivalue database that runs on AIX or UNIX.

         Power95Plus - a multivalue database that runs on AIX.

         Mentor Pro - a multivalue database and operating system that runs natively on INTEL compatible PC's.

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

         Liberty ODBC Connection Manager - a programming tool which allows C/C++ or Visual Basic programmers to design high speed multi-threaded server environments for Windows 95 or Windows NT to access ODBC (Open Database Connectivity) data sources.

         Liberty ODBC Driver - allows data communication between multivalue databases and Windows applications.

         Liberty Web Publisher - allows multivalue database users a fast, easy way to create interactive Web applications without compromising the security of their data.

         Liberty Administrator/32 - a Windows administration tool for ODBC (Open Database Connectivity), enabling new and existing multi-value applications.

         Liberty JDBC Driver - enables communication between JAVA and multivalue databases.

         Liberty Software has also provided the technical expertise and man-power for development of future products that should extend the Company's presence in the e-commerce market-place.

         ("Windows" is a registered trademark of MicroSoft, Inc.)

FOREIGN OPERATIONS AND EXPORT SALES

         The Company's foreign sales were approximately 16% of total revenues in fiscal 1999 and 1998 and approximately 12% in fiscal 1997. These revenues were generated primarily through the sale, installation and maintenance of computer systems in Australia and the distribution and support of software in Canada and the United Kingdom. (See Notes to the Company's Financial Statements included in this Report on Form 10-K for additional information relating to the Company's foreign operations, including financial information concerning operations by major geographic areas.)

COMPETITION

         The Company faces competition in its three primary areas of business; software sales, systems sales and service. Companies which General Automation, Inc. considers its primary competitors in each of the three categories include:

         o   Software sales - Pick Systems, and Ardent
         o System sales - IBM, Data General, Digital Equipment Corp. and Hewlett-Packard.
         o   Service - Wang, AT&T and IBM.

         Although the Company faces competition it is well positioned to capitalize on the multivalue market niche as the only single source supplier of integrated solutions and professional services. Although the larger computer manufacturers provide hardware into the multivalue market they do so through various distributors and resellers and do not have a strong focus on this market today. Both existing multivalue software competitors only provide software and software services. The Company's Liberty Software has been developed to work across all multivalue products including database products sold by both Ardent and Pick Systems. A significant portion of Liberty revenues is derived from sales to Pick System and Ardent customers.

PRODUCT DEVELOPMENT

         Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products, particularly in the area of providing standards-based solutions that enable e-business and e-partnering. During fiscal 1999, the Company spent approximately $ 900,000 for product research and development, compared to $2,200,000 in fiscal 1998 and $2,600,000 spent in fiscal 1997. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board, while all other costs associated with product development are charged to operations as incurred. During fiscal 1999 and 1998, the Company capitalized approximately $612,000 and $496,000, respectively in software development costs.

COPYRIGHTS AND TRADEMARKS

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

         At September 30, 1999 the Company had backlog of approximately $262,653. At September 30, 1998, the Company's backlog was approximately $1,013,000. Virtually the entire backlog at September 30, 1999 was shipped subsequent to the fiscal year end.

EMPLOYEES

         As of September 30, 1999, the Company had approximately 161 employees, 135 of whom are employed within the U.S. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union.

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

ITEM 3.  LEGAL PROCEEDINGS

         In 1991 a lawsuit was brought against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel vs. General Automation and Maxial Systems, Inc., which asserted, among other things, that the Company was responsible for damages resulting from an allegedly defective computer system sold by the Company to the Congress Hotel and Convention Center. In December 1999, the Company settled this lawsuit. Under the terms of the settlement, the Company has paid the plaintiff cash payments totaling $75,000, and has agreed to pay the plaintiff an additional $225,000, together with interest at the rate of 6.25% per year, in twenty-four equal monthly installments commencing in January 2000. The Company has also issued 125,000 shares of the Company's common stock to the plaintiff in connection with the settlement. The terms of the settlement provide that, if the Company defaults in the payment of the monthly installments referred to above, the plaintiff will be entitled to the entry of judgment against the Company in the amount of $450,000, less (a) the total of the monthly payments made by the Company prior to the default giving rise to the entry of judgment, and (b) if the default occurs after the first anniversary of the settlement, an amount equal to 60% of the market value, at that time, of the 125,000 shares of the Company's stock issued to the plaintiff in connection with the settlement.

         On April 15, 1999, General Automation filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was General Automation's independent auditors from 1991 through 1996. The action asserts that PriceWaterhouse was negligent in its audits of General Automation's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. General Automation seeks general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. Trial has been set for July 24, 2000.

         In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

         The Company's common stock was traded on the American Stock Exchange until May 20, 1998, when trading was suspended due to the Company's failure to meet the Exchange's minimum listing requirements. The Company's common stock was delisted by the American Stock Exchange on September 28, 1998. Since October 9, 1998, the Company's common stock has been quoted on the "Electronic Bulletin Board."

         The following table sets forth (a) the high and low closing prices of the Company's common stock on the American Stock Exchange for each of the periods indicated up to May 20, 1998, and (b) commencing on October 9, 1998, the high and low bid prices of the Company's common stock for each of the periods indicated as reported on the "Electronic Bulleting Board".


                                                        Sale Prices
                                                   ---------------------
                                                   High              Low
                                                   ----              ---
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

                                                         Bid Prices
                                                   ----------------------
                                                   High               Low
                                                   ----               ---
Fiscal Year Ended September 30, 1999
       First Quarter (from October 9, 1998)        1.00               .15
       Second Quarter                               .76               .20
       Third Quarter                                .90               .53
       Fourth Quarter                               .87               .47

DIVIDEND POLICY

         The Company has never paid a dividend on its common stock. Given the Company's present financial condition, the Company does not expect to pay any dividends in the foreseeable future. The Company's current line of credit requires the Company to receive bank approval prior to paying any dividends.

RECORD HOLDERS

         The approximate number of holders of record of GA's outstanding common stock as of January 7, 2000 was 854.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial data for the Company for each of the years ended September 30, 1999, 1998, 1997, 1996, and 1995, which has been derived from audited financial statements. The following table should be read in conjunction with (a) the audited consolidated financial statements of the Company and notes thereto as of and for the three years ended September 30, 1999; and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        YEAR(S) ENDED SEPTEMBER 30 (NOTE 1 & 2)
                                                     (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                     -----------------------------------------------------------------------------
                                       1999            1998             1997(2)           1996            1995(3)
                                     --------         --------         --------         --------         ---------

OPERATING DATA:

Sales                                  28,868         $ 30,666         $ 36,040         $ 23,668         $ 14,622

Income (loss) from operations          (1,919)         (11,798)             (38)             489           (1,313)

Extraordinary Gain                      3,505              -0-              -0-              -0-              -0-

Net income (loss)                    $    791         $(12,399)        $   (514)        $    275         $ (1,712)


Basic and diluted
Net income (loss) per share          $   0.08         $  (1.33)        $   (.06)        $    .03         $   (.21)


BALANCE SHEET DATA:

Working capital (deficiency)           (6,790)         (13,751)          (6,123)            (865)          (1,570)

Total assets                           11,166           14,114           24,263           11,251           10,484

Long-term obligations                   4,604            2,210            3,269            1,072            1,305

Shareholders' equity (deficit)         (7,530)          (9,927)           2,688              703             (161)

---------------------
(1) No dividends have been paid on the Company's common stock during any of the periods presented. (See "Market for the Company's Common Equity and Related Stockholder Matters.")

(2) Effective October 11, 1996, the Company acquired substantially all of the assets and liabilities of Sequoia Enterprise Systems ("SES"), a division of Sequoia Systems, Inc. The acquisition of SES has been accounted for under the purchase method of accounting. Accordingly, the financial information for the year ended September 30,1997 includes the results of operations from the date of the acquisition. (See Note 2 of the Company's Financial Statements.)

(3) Effective May 22, 1995, the Company and Boundless Technologies, formerly known as SunRiver Data Systems ("Boundless"), formed a limited liability company ("GAL") for the purpose of combining GA's Pick based business and Boundless' Pick based business, with the Company owning 51% and Boundless owning 49% of GAL.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS, INCLUDING THOSE CONTAINED ABOVE UNDER THE HEADING "SPECIAL FACTORS", THE TIMELY DEVELOPMENT OF PROPOSED PRODUCTS, MARKET ACCEPTANCE OF NEW PRODUCTS, ACTIONS BY COMPETITORS AND CREDITORS, AS WELL AS FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

RESULTS OF OPERATIONS

         The Company posted net revenues for the year ended September 30, 1999 of $28.9 million, a decline of 5.9% from 1998, and a 14.9% decline between 1997 and 1998. Revenues in 1997 of $36 million, which constituted a significant increase over fiscal 1996 revenues, were achieved in large part due to acquisitions completed in fiscals 1995 and 1996.

         The decline in revenues is attributed primarily to the attrition of service contract revenue, which the Company has been experiencing for the past several years. Management expects this declining trend in service revenues to continue in the foreseeable future. Management notes that service revenues contributed almost 65% of total revenues in fiscal 1997 and approximately 50% by 1999. It is the Company's intention to focus its efforts in the future on product sales, primarily software sales, as opposed to service revenue.

                                  1997          1998          1999
                                 ------        ------        ------
    PRODUCT SALES                10,694        10,716        13,962
    SERVICE/SUPPORT              25,346        19,950        14,906
                                 ------        ------        ------
    TOTAL REVENUES               36,040        30,666        28,868
                                 ======        ======        ======

         A review of the above table indicates that while product sales remained relatively stable between 1997 and 1998, those revenues grew by over 30% between 1998 and 1999. This increase is attributed to both system sales and software sales. The Service/Support revenue however declined by approximately 21.3% in fiscal 1998 from 1997, and by 25.3% in 1999. Management estimates that this form of revenues could decline at a rate of approximately 25-30% per annum in the foreseeable future.

         Revenues for fiscal 1999 were also bolstered by the development and sale of the Company's Universal Data Exchange (UDA) software which was developed at the Company's wholly owned subsidiary in Canada, Liberty Integration Software ("Liberty"). In fiscal 1999 Liberty products contributed approximately $1.2 million in software sales, $700 thousand of which was sold to a single customer. During 1999, all sales efforts and administrative duties regarding Liberty were relocated to the Irvine, CA headquarters, leaving Liberty to concentrate its efforts on software development and technical support.

         Net income for the year ended September 30, 1999 is reported at $791 thousand vs. losses of $12.4 million and $514 thousand for fiscal 1998 and 1997 respectively. The 1999 income includes an extraordinary gain of $3.5 million resulting from settlement of the Boundless/TMI debt more fully described below. The 1999 net income reported also includes the effects of a $1.2 million write-down of goodwill associated with the TMI acquisition, in accordance with FAS 121. The Company's obligations to Boundless and TMI were significantly reduced and restructured in a transaction which was completed on September 30, 1999, which is described below under "Liquidity and Capital Resources".

         Cost of sales decreased by 25.8% from 1998 to 1999, vs. a 13.6% increase from 1997 to 1998. Management began taking steps during 1998 and into 1999 to improve its operations and lower cost of sales. The Company downsized its Marlborough, MA facility and eliminated certain costly contracts during 1998 which contributed to this effort. Additionally, as the Company begins to increase its efforts on software sales, as was the case during 1999, a higher gross margin and lower cost of sales should be achieved. Management estimates the cost of sales incurred from software sales vs hardware/system sales approximates 30% vs. 70% respectively. As a result, gross profit during 1999 increased by 70.0% over 1998 while 1998 reflected a 53.5% decrease from 1997. Gross margin during 1999 is reported at 39.5% vs. 23.2% in 1998 and 42.5% in 1997. Both cost of sales and the gross margin were negatively impacted in 1998 and 1999 due to the acquisitions completed with Boundless Technologies and TMI during 1995 and 1996, respectively. A royalty expense was accrued during all of those years to Boundless computed on a sliding scale from 12% to 8% of certain gross revenues. At September 30, 1999 the Company completed a transaction with Boundless which eliminated that royalty expense, a part of cost of sales, in future periods. (See the discussion of that transaction below.). Management estimates approximately $1.6 million annually has been eliminated from its cost of sales as a result of this transaction. Management anticipates that the Company's gross margins will continue to improve in the foreseeable future as is discussed above.

The following table summarizes cost of sales as related to product sales and service/support (in thousands):

                                            1997         1998          1999
                                           ------       ------        ------
COST OF SALES - PRODUCT SALES               6,661       10,162         8,644
COST OF SALES - SERVICE/SUPPORT            14,050       13,376         8,820
GROSS PROFIT                               15,329        7,128        11,404

         Selling, general and administrative expenses posted in 1999 are down by 6.7% over 1998 while a 23.2% increase was reported between 1997 and 1998. The increase in 1998 over 1997 is attributed largely to the Company ramping up for anticipated growth which did not materialize in that time frame. Also, a large part was due to the increase in goodwill amortization in 1997 and 1998 resulting from the Boundless Technologies and TMI acquisitions made in 1995 and 1996. During 1998 and 1999 that goodwill amount was deemed to be impaired in accordance with FAS 121 resulting in a charge of $3.5 million at the end of 1998 and a $1.2 million charge in 1999. Accordingly, a 66.2% decline in goodwill expense is reflected for 1999. The impairment amount estimated during 1998, aligns closely to the $3.5 million in debt forgiveness reflected as a result of restructuring the terms and price of those acquisitions at the end of fiscal 1999.

         Research and development costs for 1999 reflect a decrease of 58.3% from 1998 vs. a 15.5% decrease between 1998 and 1997. This is due in large part to advances made in product development during 1999, those costs approximating $600 thousand, being capitalized in accordance with FAS 86. Those products, while reaching a state of feasibility during 1999, are scheduled for release in fiscal 2000 and 2001.

         Management attributes the increase in interest expense of 24% in 1999 over 1998 and 54.7% increase in 1998 from 1997, to increased borrowing from its main bank as well as additional borrowings against its corporate headquarters completed in May 1998. Management expects interest expense to increase in fiscal 2000 and beyond as a result of the private offering of subordinated convertible debt which was incurred at the end of fiscal 1999. That debt bears a face interest rate of 10% per annum.

         The following table summarizes fourth quarter adjustments:


Extraordinary gain from debt forgiveness: See Note 2 to Financial Statements                       3,505,000

Impairment of Goodwill: See Note 7 to the Financial Statements                                    (1,170,000)

Write-off Prepaid Royalty:  Product sales deemed to be inconsistent with the e-path strategy
  adopted in August 1999, were discontinued.                                                        (208,000)

Write-off NCE acquisition costs: Funds for acquisition were not raised as part of the
  private offering which closed on 9/30/99 as anticipated.  See Note 2 to Financial Statements      (160,000)

Reserve for Congress Hotel settlement subsequent to year ended September 30, 1999:
  See Note 11 to Financial Statements                                                               (375,000)

Reserve for Contested Royalty Audit received in July 1999                                           (346,000)

LIQUIDITY AND CAPITAL RESOURCES

         On September 30, 1999, the Company obtained a loan in the amount of $3,150,000 from Pacific Mezzanine Fund LP ("PMF"). That loan is evidenced by a Secured Convertible Promissory Note which bears interest at the rate of 10% per year. Interest only is payable on this Note in monthly installments. The principal amount of the Note is due on September 30, 2004, subject to acceleration upon the occurrence of certain events. The Note is convertible at any time at the election of the holder of the Note into shares of the Company's common stock at the price of $0.73 per share, is secured by a security interest in substantially all of the Company's assets, and is subordinated in right of payment to the company's obligations to Comerica Bank-California. In connection with this loan, the Company also issued a Warrant to PMF covering 393,750 shares of the Company's common stock with an exercise price of $0.45 per share, and granted certain registration and other rights to PMF. (See the Exhibits filed with this Report on Form 10-K.)

         The proceeds of the loan obtained by the Company from PMF were used by the Company to consummate transactions on September 30, 1999 with each of Boundless Technologies, Inc. ("Boundless") and RadiSys CPD, Inc., formerly known as Sequoia Systems, Inc. and also formerly known as Texas Micro, Inc. ("TMI"). Immediately prior to the completion of the transaction with Boundless, the Company was indebted to Boundless in the amount of approximately $3 million. This debt consisted of royalties which had been accrued under the Operating Agreement between Boundless and the Company pertaining to General Automation LTD, a limited liability company which had been formed by the Company and Boundless in May 1995. In exchange for the cancellation of that indebtedness, the Company paid Boundless $1.5 million in cash and issued to Boundless 1,133,333 shares of the Company's common stock. In addition, the Company issued to Boundless two promissory notes, one in the principal amount of $250,000 which bears interest at the rate of 10% per year and is due and payable in full on September 30, 2004. The second note in the principal amount of $500,000, bears interest at the rate of 10% per year and is due and payable upon the earliest to occur of:

(a) the closing by the Company of any debt or equity financing (other than the refinancing of the Company's property in Irvine, CA) which yields gross proceeds to the Company of not less than $1,050,000;

(b) the closing of any refinancing of the Company's property in Irvine, CA which yields net proceeds to the Company of not less than $1,000,000; or

(c)   January 28, 2000.

         However, if a financing described in clause (a) or (b) above has not occurred by January 28, 2000, the Company may, at its election, rather than paying this Note, satisfy its obligations thereunder by delivering to Boundless a Secured Convertible Promissory Note in the principal amount of $500,000 with the same terms and provisions as the Secured Convertible Promissory Note issued by the Company to PMF on September 30, 1999.

         On September 30, 1999, concurrently with the consummation of the transactions with PMF and Boundless described above, the Company also consummated a transaction with TMI. Immediately prior to the consummation of that transaction, the Company was indebted to TMI in the amount of approximately $6 million which had been incurred by the Company in connection with its October 1996 acquisition of substantially all of the assets and liabilities of Sequoia Enterprise Systems. In exchange for the cancellation of that indebtedness, the Company paid TMI $1.5 million in cash and issued to TMI 1,133,333 shares of the Company's common stock. In addition, the Company issued to TMI two promissory notes, one in the principal amount of $250,000 which bears interest at the rate of 10% per year and is due and payable in full on September 30, 2004. The second note in the principal amount of $500,000 bears interest at the rate of 10% per year and is due and payable upon the earlier to occur of:

(a) the closing by the Company of any debt or equity financing which yields net proceeds to the Company of not less than $1,000,000; or

(b)   January 28, 2000.

         However, if a financing described in clause (a) above has not occurred by January 28, 2000, the Company may, at its election, rather than paying this Note, satisfy its obligations thereunder by delivering to TMI a Secured Convertible Promissory Note in the principal amount of $500,000 with the same terms and provisions as the Secured Convertible Promissory Note issued by the Company to PMF on September 30, 1999.

         Liquidity and weak capital structure remains a concern of management. Although improved due to the curing of the default on Boundless and TMI debt described above, working capital is still a negative $6.8 million versus a negative $6.2 million and negative $13.8 million at the end of fiscal 1997 and 1998, respectively. Total shareholder's equity at 1999 is reported at a negative $7.5 million versus a negative $9.9 million in 1998 and a positive $2.7 million in 1997. Other balance sheet items show improvement at the end of fiscal 1999 primarily due to the restructuring of the Boundless/TMI debt described above.

         As of September 30, 1999, the Company was indebted to Comerica in the amount of $2.1 million. During fiscal 1999 the credit agreement was modified to accommodate the Company and a workout program is in effect for repayment, or refinancing. Management continues to seek other sources of financing to pay off Comerica, though there can be no assurance that the Company will be successful in obtaining the debtor equity financing necessary to pay its obligations to Comerica. If the Company is unable to do so, Comerica could accelerate collection of the amounts owed to it, which would adversely affect the ability of the Company to continue its operations. Barring any such action by Comerica, the Company believes that it will be able to meet its short-term working capital requirements with the resources available to it.

FORWARD OUTLOOK

         This forward outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers or acquisitions. These forward-looking statements contain a number of risks and uncertainties. These could include delays and complications in developing new technology and software, lack of liquidity and other financial concerns, as well as customer acceptance and market constraints.

         The Company believes its future lies with its ability to undertake and complete an expanded strategic direction, called "ePath," in the year 2000 and beyond. General Automation, which is already recognized as a leading provider of enterprise-wide database business solutions and data migration tools for the multivalue market, believes its expanded strategy will help solve a growing crisis for its customers by enabling them to perform e-commerce in the new, Internet-driven economy.

         General Automation anticipates that it will bring to the marketplace in the first calendar quarter of 2000 what it believes will be innovative and practical products that will save multivalue customers time and provide more effective communications and data exchange with e-business trading partners. Users of multivalue software represent a market valued at nearly $3 billion annually, and they are being pressured by both their customers and suppliers to enter into e-partnering relationships that facilitate on-line information exchange. General Automation believes that it has both the expertise and business acumen needed to develop and bring to market products that can make existing multivalue data "e-data" -- or in other words, ready to be seamlessly integrated into e-business. The Company's initiative and commitment was put into place in July 1999 through expanded budgeted dollars designated for marketing and technology related to product development through its wholly owned subsidiary, Liberty Integration Software. The Company fully expects to be spending additional funds towards this effort well into fiscal 2000; in particular its first and second fiscal quarters for 2000.

         The Company believes that the ePath initiative will bring to life the Company's goal of partnering with its channels and their customers to leverage the Web, to help them derive more value from their multivalue data and to achieve a competitive advantage through becoming e-business ready.

         The Company has previewed its ePath strategy, under nondisclosure, to a number of strategic partners and high-profile customers. To date, the response has been positive. Management believes the timing has never been better for General Automation to make a positive impact on the multivalue marketplace as it makes its move into the new Web-enabled economy.

         As it moves into the year 2000, General Automation plans to provide standards-based, enterprise data access solutions that make it easy for multivalue customers to use Windows-based and other leading business intelligence tools and e-business applications with their line-of-business multivalue data. In addition, the Company believes that its new solutions will incorporate the most advanced, Web and e-commerce XML technology developed by Liberty Integration, Vancouver, Canada, a wholly owned subsidiary of General Automation.

         The Company believes that its knowledge of data structures, databases, data storage and its standards-based approach to data migration and e-business allows it to develop products that will provide customers with an open path to the future. This path makes customers' enterprise data e-business ready and available across platforms and applications without the limitations of existing systems and proprietary approaches.

         General Automation's next-generation solutions are designed to not only enhance the Company's existing database offerings, but to provide a standards-based data migration path or ePath, for multivalue customers to migrate their existing multivalue data to the Web and e-business applications.

YEAR 2000 ISSUES

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

         Since 1998, General Automation has devoted significant efforts to address Y2K issues. GA has developed a comprehensive, company-wide plan to identify, evaluate and remediate Y2K issues and has established a Y2K Project Committee to coordinate the implementation of GA's Y2K plan. The committee is comprised of management personnel from all departments in the Company. The committee reports to the Company's Vice President of Finance.

         During the last half of 1999 the responsibility for this initiative was moved under the direction of the Company's engineering department to assure technical compliance.

         GA's Y2K plan is focused on those areas that are critical to maintaining uninterrupted service to its customers and includes network systems, applications and infrastructure for the provision of business information products, and services. In addition, the plan includes a review of the Y2K readiness of GA's vendors and suppliers who have material relationships with GA and its subsidiaries. The major phases of the plan with respect to each of these categories includes an inventory of all hardware and software components with possible date implications, an assessment of the Y2K readiness of all inventory items, the remediation of all Y2K issues which have been identified in the assessment phase, and validation testing and certification as to Y2K compliance.

COMPANY'S STATE OF READINESS

          GA's plan with respect to its business systems products includes computers, operating system software and application/database software. GA has completed the inventory and assessment phases and continues working towards the remediation and validation testing of these products. GA intends to continue periodic Y2K testing of these products into 2000.

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

         The Company has also provided various "patches", etc. to customers/vendors to help eliminate the Y2K non-compliance that could be in place in certain software components.

COSTS ASSOCIATED WITH YEAR 2000 ISSUES

         GA's estimate of the total cost of its Y2K compliance efforts, based on amounts expended to date, plus estimated amounts of additional remediation costs, is immaterial to the operations of the Company. The estimated Y2K costs have not been independently verified and may vary in the event of unforeseen Y2K remediation costs or costs related to the implementation of GA's contingency plan. Certain costs budgeted for the procurement of upgrades or replacements of GA's network and business information systems have not been included in this amount since these upgrades or replacements were being made by GA independent of Y2K readiness. The estimated Y2K costs do not include GA's internal costs, such as compensation and benefits of employees delegated Y2K responsibilities, related to its Y2K plan since such costs are not internally allocated by GA. GA expects to fund its Y2K compliance efforts with cash flows from operations.

RISKS ASSOCIATED WITH YEAR 2000 ISSUES

         GA is working directly with various mission-critical external parties such as its major equipment vendors, telecommunications and data service providers and utilities. GA has conducted testing procedures with certain of these external parties in order to confirm Y2K readiness. In addition, GA has identified and prioritized other external parties that provide equipment and services for purposes of assessing their Y2K readiness and has forwarded those results to other external parties in order to obtain reasonable assurance of their Y2K readiness. GA assesses all the responses it receives from external parties to evaluate Y2K readiness and to forward follow-up communications when appropriate. GA is also using the Internet as a resource for determining the Y2K readiness of external parties.

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

CONTINGENCY PLANS

         Contingency planning to maintain and restore service in the event of natural disasters or technical problems has been part of GA's standard operating procedures, and GA intends to leverage this experience in the development of certain contingency plans being developed as parts of GA's overall Y2K readiness activities. The contingency plan will include:

o a business impact analysis designed to identify and quantify the potential impact on GA in the event of an interruption of normal business operations

o an incident management plan to be used by senior management and support personnel when responding to incidents that might interrupt or impact GA's ability to maintain normal business operations

o business resumption plans and procedures to address interruptions or failures of GA's essential functions and services, such as infrastructure, business systems and applications or those provided by mission-critical external parties, and

o Round the clock service and support with contact phone numbers posted on the Company's web-site and sent to customers/vendors via mail and e-mail. A full support and help staff will be working through 12/31/99 into 1/1/00.

o The Company has sent letters to customers advising them about holiday hours and staffing, after hours support, product liability, final Y2K preparation, GA professional support, Y2K web site support, and Y2K policy statement.

SUBSEQUENT TO DECEMBER 31, 1999

         Subsequent to the year ended December 31, 1999, the Company experienced no significant events, nor received any significant reports indicating any material Y2K issues. The Company's Australian subsidiary, which rolled over into the year 2000 ahead of other operations, reported that some older Sequoia systems rolled into the year 2036 vs. 2000. That information was forwarded to other parts of the world ahead of mid-night December 31, 1999 and correction of the problem was worked on and apparently solved early on January 1, 2000. The Company is unaware of any uncorrected problems regarding the Y2K issue at this time, but will continue to monitor for any potential problems throughout 2000.

GOING CONCERN COMMENT AND MANAGEMENT'S PLAN OF ACTION

         The Company's independent auditors' reports for the years ended September 30, 1997,1998 and 1999 contain a "going concern" matter of special emphasis paragraph. The primary steps which management will focus on in the immediate future to address this concern include:

o Continue to work closely with the Company's primary bank, Comerica Bank, to insure compliance with all covenants and conditions of the credit line.

o Continue to work with other lending sources who have given indications of interest in replacing Comerica Bank as the Company's primary lending source.

o Expand the Company's market niche and its opportunities involving the Internet, e-commerce, etc.

o Expand market opportunities through technology available from the Company's foreign subsidiaries; an area which management has a great deal of confidence in.

o Continue with the upgrade and improvement of operating and reporting systems within the Company in order to maintain efficiency in daily operations.

EFFECTS OF INFLATION

         SFAS 89 - Financial Reporting and Changing Prices, requires disclosures about changing prices and inflation which Management deems material to an understanding of the Company. In this regard, and as discussed above, rapid advances in technology leads to greater opportunities for a customer base to continually upgrade their systems and software at a lower cost to that customer. This lower cost to a customer is translated to lower revenue for companies in the computer industry, including General Automation. Additionally, the related revenues associated with maintenance contracts for product and service are clearly subject to declines as a result of these lower costs. General Automation has taken steps to partially offset these declines by increasing and strengthening the inside sales force in order to seek and capture more business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not use derivative financial instruments in its non-trading investment portfolio. Cash reserves, when available are placed in financial instruments that meet high credit quality, typically money market accounts. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this report on Form 10-K:

                                                                                   Page
                                                                                -----------
REPORTS OF INDEPENDENT ACCOUNTANTS                                              29-30

Consolidated Balance Sheets at September 30, 1998, and 1999                     31

Consolidated Statements of Operations for the three years in the period
  ended September 30, 1999                                                      32

Consolidated Statements of Stockholder's Equity (deficit) for the three
  years in the period ended September 30, 1999                                  33

Consolidated Statements of Cash Flows for the three years in the period
  ended September 30, 1999                                                      34-35

Notes to Consolidated Financial Statements                                      36-55

AUDITOR'S REPORT ON THE SCHEDULE                                                56-57

SCHEDULE II -- Valuation and Qualifying Account                                 58

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of the Company:

         Name                  Age     Position(s) with the Company
         ----                  ---     ----------------------------
         Robert M. McClure      65     Chairman of the Board, Director
         Robert D. Bagby        66     Vice Chairman of the Board, Director
         Jane M. Christie       48     President, Chief Executive Officer, Director
         Nathan Bell            39     Director
         Andrew Dumke           40     Director
         Philip T. Noden        57     Director
         Richard H. Nance       51     Vice President Finance, Chief Financial
                                         Officer, Secretary & Treasurer

         Robert M. McClure has been a director of the Company since April 1994 and became Chairman of the Board in July 1999. Dr. McClure is the President of Unidot, Inc., which he founded in 1979 to specialize in the design of sophisticated computer software and hardware. Dr. McClure also serves as a director of The Santa Cruz Operation, Inc. and IPT Corporation.

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

         Jane M. Christie, president and chief executive officer, joined the company in 1979 and was elected to the board in 1997. In this role, she spearheaded the acquisitions of Liberty Integration Software and Sequoia Enterprise Systems. She has held various senior executive positions with the company before being appointed to her current position in May 1996. In August 1995, she became an officer in the company and was named senior vice president of sales, marketing and service. Eight years prior, she was made responsible for the company's services division, where she doubled its size every year during her tenure. Christie also worked for two computer services companies during her career. She served as director of services administration for Sorbus and operated as director of services for First Data Resources. Ms. Christie holds a Bachelor of Science in Business Administration.

         Philip T. Noden has been a director of the Company since January 1989. Since 1983, he has been a member of the Board of Directors of Sanderson Group PLC ("Sanderson"), a United Kingdom-based developer and supplier of applications software.

         Mr. Nathan Bell has been a director of the Company since September 1999. Mr. Bell is a founding general partner of Pacific Mezzanine Fund ("PMF") which was established in 1994. He currently serves as a director of four private companies in PMF's portfolio. Mr. Bell has been employed in the private equity and venture capital industry since his graduation from the Harvard Business School in 1986. Previous to his employment at PMF, Mr. Bell was the managing director for BW Capital Corporation, a private equity investment firm..

         Mr. Andrew Dumke has been a director of the Company since September 1999. Mr. Dumke is a general partner of PMF, and has been employed by PMF since 1994. He currently serves on the board of directors of two private companies in PMF's portfolio. Prior to his employment by PMF, Mr. Dumke was the con-founder of Sterling Pacific, Inc., a microcomputer application software company and founder of Wave Software, a microcomputer utility software company.

         Richard H. Nance joined the Company in February 1998 as Vice President Finance, Chief Financial Officer and Secretary/Treasurer. He has more than twenty-five years of diversified experience in financial management, treasury, accounting and SEC reporting. His background includes working in senior management roles of state and nationally chartered banks, a bank examiner with the Comptroller of the Currency and senior executive officer with companies in other industries. Mr. Nance is a Certified Public Accountant and holds professional memberships in the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. From 1993 through 1996 he was a principal in Calspectre Management in Mission Viejo, California, where his responsibilities included managing merger and acquisition analyses, SEC reporting and strategic planning for the company's clientele. From September 1996 to October 1997 he was chief financial officer of Wiz Technology, Inc. He holds two degrees, a Bachelor of Business Administration in Banking and Finance and a Bachelor of Science in Accounting.

         Merssrs. Dumke and Bell serve as directors of the Company pursuant to the Investors' Rights Agreement dated September 30, 1999 (the "Investors' Rights Agreement") entered into by the Company and PMF in connection with the loan of $3,150,000 made to the Company by PMF on that date. Under the Investors' Rights Agreement, so long as the GA stock held by PMF and/or issuable to PMF under any warrant or convertible security held by it represents at least 10% of the Company's total outstanding stock on a fully diluted basis, PMF has the right to designate two individuals to be included among management's nominees to the Company's Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         During the fiscal year ending September 30, 1999, Messrs. Dumke and Bell, directors of the Company were not timely with respect to the filing of Form 3, Initial Statement of Beneficial Ownership of Securities. Also, during the fiscal year ended September 30, 1999, Mr. Nance, an officer of the Company, was not timely with respect to the filing of one report relating to the grant of stock options by the Company to Mr. Nance.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's President and Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus during fiscal 1999 exceeded $100,000 (hereinafter referred to as the "named executive officers") for the years ended September 30, 1999, 1998 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term
                                                                          Compensation(1)
                                        Annual Compensation                   Awards
                                ------------------------------------      ---------------
                                                                            Securities
Name and Principal                                                          Underlying           All Other
    Position                    Year         Salary ($)    Bonus ($)         Options(#)       Compensation($)(2)
    --------                    ----         ----------    ---------        -----------       ------------------
Jane M. Christie                1999           171,928        0                      0              4,644
President and CEO               1998           176,300        0                100,000
                                1997           169,000        0                200,000              2,029

Robert D. Bagby                 1999           133,644        0                      0
Vice Chairman of the Board      1998           147,500        0                      0              4,200
                                1997(3)        145,200        0                 50,000              4,000

Richard H. Nance(4)             1999           121,000        0                 25,000                  0
Vice President Finance          1998            77,000        0                100,000                  0
Chief Financial Officer,
Secretary, Treasurer

------------------
(1) The Company made no long-term incentive plan payouts to the named executive officers during the 1997, 1998 and 1999 fiscal years.

(2) Includes contributions to the Company's Employee Savings Plan on behalf of the named executive officers to match contributions (included under salary) made by each to that Plan.

(3)   Includes debt forgiveness of $43,612.

(4) Mr. Nance joined the Company in February 1998 as Vice President Finance, Chief Financial Officer, Secretary & Treasurer.

COMPENSATION OF DIRECTORS

         During the fiscal year ended September 30, 1999, directors who were not employees of the Company were each entitled to receive a monthly retainer of $1,200 and the Chairman was entitled to receive a monthly retainer of $3,500. Directors who were also employees of the Company received no additional remuneration for serving as a Director.

                               OPTION GRANTS TABLE

         During fiscal 1999, only one option was granted by the Company to the named executive officers of the Company. The following table contains information concerning that option:

                                                                                           Potential Realizable
                                                                                          Value at Assumed Annual
                        Number of       Percent of                                         Rates of Stock Price
                        Securities      Total Options                                        Appreciation for
                        Underlying      Granted to                                             Option Term
                        Options         Employees in        Exercise       Expiration     -----------------------
Name                    Granted (#)     Fiscal Year       Price ($/Sh)        Date        5%($)            10%($)
----                    -----------     -------------    --------------    ----------     -----            ------
Richard H. Nance          25,000              9%             $1.00            10/04         0              $28,184

                       OPTION EXERCISES AND YEAR-END VALUE

         The following table provides information, with respect to the named executive officers, concerning the exercise of options during fiscal 1999 and unexercised options held as of the end of fiscal 1999.

                                                        Number of Securities             Value of Unexercised
                                                       Underlying Unexercised                In-the-Money
                           Shares                           Options/SARs                    Options/SARs at
                           Acquired                         at FY-End(#)                      FY-End($)
                             on         Value       ----------------------------     ----------------------------
Name                      Exercise     Realized     Exercisable    Unexercisable     Exercisable    Unexercisable
----                      ---------    --------     -----------    -------------     -----------    -------------
Jane M. Christie             0             0          450,000         100,000             0               0

Robert D. Bagby              0             0          535,000            0                0               0

Richard H. Nance             0             0          100,000          25,000             0               0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 7, 2000 information regarding the ownership of the Company's common stock by (a) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (b) each of the directors of the Company who own common stock, (c) each of the named executive officers, and (d) all executive officers and directors of the Company as a group.

                                       Number of         Percentage
Name and Address                       Shares(1)         of Class(2)
----------------                       ---------         -----------
Pacific Mezzanine Fund LP              4,708,818            40.2%
2200 Powell Street, Suite 1250
Emeryville, CA  94608

Radisys CPD, Inc.                      1,733,333            14.7%
5445 NE Dawson Creek Parkway
Hillsboro, Oregon  97124

Boundless Technologies                 1,133,333             9.6%
100 Marcus Boulevard
Hauppauge, NY 11788

Richard H. Pickup                      1,342,400            11.6%
2501 Monaco Drive
Laguna Beach, CA  92651

Robert D. Bagby(4)                       549,800             4.7%

Jane M. Christie(4)                      569,090             4.9%

Robert M. McClure(4)                     100,000               *

Philip T. Noden(4)                        50,000               *

Richard H. Nance(5)                      125,000               1%

Andrew Dumke                                   0(6)
2200 Powell Street, Suite 1250
Emeryville, CA  94608

Nathan Bell                                    0(7)
2200 Powell Street, Suite 1250
Emeryville, CA  94608

All executive officers
and directors as a group
(7 persons, including those
named above)(8)                        1,393,890            11.9%

---------------
 *    Less than 1%

(1) Except as set forth below, each of the persons included in the above table has sole voting and investment power over the shares respectively owned, except shares issuable upon exercise of stock options, and except as to rights of the person's spouse under applicable community property laws.

(2) The number and percentage ownership for each beneficial owner is calculated as if all options or warrants held by such owner that are currently exercisable or exercisable within sixty days were exercised and such shares ("beneficially owned" shares) were included in the numerator as shares owned and in the denominator as shares outstanding for purposes of the calculation for such beneficial owner only.

(3) Represents 4,315,068 shares issuable upon conversion of a Secured Convertible Promissory Note held by Pacific Mezzanine Fund LP, and 393,750 shares issuable upon exercise of a Warrant held by Pacific Mezzanine Fund LP.

(4) Shares listed for Mr. Bagby, Ms. Christie, Mr. McClure, and Mr. Noden include 535,000, 450,000, 90,000, and 50,000 shares, respectively, that may be acquired through the exercise of stock options that are currently exercisable.

(5)   Represents shares issuable upon the exercise of options held by Mr. Nance.

(6) Excludes the shares referred to in footnote (3) above, with respect to which Mr. Dumke may be deemed to share beneficial ownership by virtue of Mr. Dumke being a general partner of PMF.

(7) Excludes the shares referred to in footnote (3) above, with respect to which Mr. Bell may be deemed to share beneficial ownership by virtue of Mr. Bell being a founding general partner of PMF.

(8)   Includes the shares referred to in footnotes 4 and 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NONE

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report on Form 10-K:

             (1) The Financial Statements identified in Item 8.

             (2) The following financial Statement Schedule:

                 Schedule II - Valuation and Qualifying Account

                 All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Company's consolidated financial statements or the notes thereto.

             (3) The exhibits listed in Item 14(c) below are filed as part of this report on Form 10-K.

         (b) Reports on Form 8-K.

             During the last quarter of the fiscal year covered by this report, the Company filed no Reports on Form 8-K.

         (c) The following exhibits are filed as part of this report on Form 10-K:

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

10.4 Stock Option Agreement dated March 21, 1995 entered into between the Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard Mackenzie, incorporated herein by reference to Exhibit 10.11 to the Company's 10-K for the year ended September 30, 1997.

10.5 The Company's 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.12 to the Company's 10-K for the year ended September 30, 1997.

10.6 The Company's 1991 Directors' Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.13 to the Company's 10-K for the year ended September 30, 1997.

10.7 Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc., incorporated herein by reference to Exhibit 10.14 to the Company's 10-K for the year ended September 30, 1997.

10.8 License Agreement dated April 26, 1996 between the Company and McDonnell Information Systems Limited, incorporated herein by reference to Exhibit 10.15 to the Company's 10-K for the year ended September 30, 1997.

10.9 Letter agreement dated April 15, 1997 between the Company and Leonard Mackenzie, incorporated herein by reference to Exhibit 10.16 to the Company's 10-K for the year ended September 30, 1997.

10.10 Agreement by and between General Automation, Inc. and MDIS dated December 22, 1997, incorporated herein by reference to Exhibit 10.17 to the Company's 10-K for the year ended September 30, 1997.

10.11 Loan Agreement dated December 18, 1997 between the Company and Comerica Bank, incorporated herein by reference to Exhibit 10.18 to the Company's 10-K for the year ended September 30, 1997.

10.12 Letter agreement dated November 5, 1998 between the Company and Leonard Mackenzie.

10.13    Promissory Note dated May 4, 1998 between the Company and NCR
         Corporation.

10.14 Warrant Agreement dated May 4, 1998 entered into by the Company, Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM LLC.

10.15 Secured Promissory Note dated May 4, 1998 in the original principal amount of $900,000 executed by the Company in favor of Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM LLC.

10.16 Warrant dated May 4, 1998 executed by the Company in favor of Todd Martin Pickup and Devon Renee Pickup, Trustees of the Vintage Trust dated October 28, 1993.

10.17    Warrant dated May 4, 1998 executed by the Company in favor of Gregory
         A. Busch, Trustee of the 92643 Vintage Trust dated December 29, 1995.

10.18    Warrant dated May 4, 1998 executed by the Company in favor of Four JM
         LLC.

10.19 Loan Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP.

10.20 Security Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP.

10.21 Secured Convertible Promissory Note dated September 30, 1999 executed by the company in favor of Pacific Mezzanine Fund LP in the original principal amount of $3,150,000.

10.22 Warrant dated September 30, 1999 executed by the Company in favor of Pacific Mezzanine Fund LP.

10.23 Investors' Rights Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP.

10.24 Second Amendment to Loan and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California.

10.25 First Amendment to Loan and Security Agreement and Forbearance Agreement dated December 31, 1998, by and between Comerica Bank-California and General Automation, Inc.

10.26 Stock Pledge and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California.

10.27 Intellectual Property Security Agreement dated September 30, 1999 between the Company and Comerica Bank - California.

10.28 Letter agreement dated September 30, 1999 between the Company and RadiSys CPD, Inc.

10.29 Promissory Note dated September 30, 1999 executed by the Company in favor of RadiSys CPD, Inc. in the original principal amount $250,000.

10.30 Promissory Note dated September 30, 1999 executed by the Company in favor RadiSys CPD, Inc. in the original principal amount of $500,000.

10.31 Registration Rights Agreement dated September 30, 1999 between the Company and RadiSys CPD, Inc.

10.32 Letter agreement dated September 30, 1999 between the Company and Boundless Technologies, Inc.

10.33 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $250,000.

10.34 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $500,000.

10.35 Registration Rights Agreement dated September 30, 1999 between the Company and Boundless Technologies, Inc.

21       Subsidiaries of the Company.

23.1     Consent of Independent Accountants - Cacciamatta Accountancy
         Corporation.

23.2     Consent of Independent Accountants - McGladrey & Pullen, LLP.

27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GENERAL AUTOMATION, INC.


January 12, 2000                            By: /s/ Jane M. Christie
                                                --------------------------------
                                                Jane M. Christie, President and
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                           TITLE                           DATE
         ---------                           -----                           ----
/s/ Robert D. Bagby                   Vice Chairman, Director          January 12, 2000
------------------------------
Robert D. Bagby


/s/ Jane M. Christie                  President, CEO, Director         January 12, 2000
------------------------------
Jane M. Christie


/s/ Robert M. McClure                 Chairman, Director               January 12, 2000
------------------------------
Robert M. McClure


/s/ Philip T. Noden                   Director                         January 12, 2000
------------------------------
Philip T. Noden


/s/ Nathan Bell                       Director                         January 12, 2000
------------------------------
Nathan Bell


/s/ Andrew Dumke                      Director                         January 12, 2000
------------------------------
Andrew Dumke


/s/ Richard H. Nance                  Vice President and               January 12, 2000
------------------------------        Chief Financial &
Richard H. Nance                      Accounting Officer

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
General Automation, Inc.

We have audited the accompanying consolidated balance sheets of General Automation, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Automation, Inc. and Subsidiaries as of September 30, 1999 and 1998, and the results of their consolidated operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred losses from operations on declining revenues for the last three years. Current liabilities exceed current assets by $6,790,000 and total stockholders' deficit was $7,530,000 at September 30, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 18. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                        CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
December 22, 1999

                          INDEPENDENT AUDITOR'S REPORT
                           ON THE FINANCIAL STATEMENTS

To the Board of  Directors
General Automation, Inc.
Irvine, California

We have audited the General Automation, Inc. and Subsidiaries consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of General Automation, Inc. and Subsidiaries' operations and their cash flows for the year ended September 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred operating losses in prior years, has a working capital deficit and a deficit tangible net worth. In addition, the Company has incurred significant operating losses subsequent to September 30, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

McGLADREY & PULLEN, LLP

Anaheim, California
December 19, 1997, except for Note 16
and the pro forma disclosures included in Notes 2
and 13 as to which the date is August 19, 1998

                            GENERAL AUTOMATION, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30,
                                                                  ------------------------------
                                                                      1999              1998
                                                                  ------------      ------------
                              ASSETS

Current assets:
  Cash and equivalents                                            $    991,000      $    856,000
  Accounts receivable                                                4,133,000         4,165,000
  Inventories                                                        1,770,000         1,986,000
  Prepaid expenses and other                                           408,000         1,073,000
                                                                  ------------      ------------
   Total current assets                                              7,302,000         8,080,000

Capitalized software                                                 1,725,000         1,639,000
Property and equipment                                               1,669,000         2,073,000
Goodwill                                                               292,000         2,043,000
Other                                                                  178,000           279,000
                                                                  ------------      ------------
                                                                  $ 11,166,000      $ 14,114,000
                                                                  ============      ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank line of credit                                             $  2,150,000      $  2,200,000
  Current portion of long-term debt                                  2,663,000           811,000
  Note payable and due to TMI                                               --         6,401,000
  Due to Boundless                                                          --         2,043,000
  Accounts payable                                                   2,993,000         1,805,000
  Accrued expenses                                                   2,670,000         3,860,000
  Deferred revenue                                                   3,616,000         4,711,000
                                                                  ------------      ------------
    Total current liabilities                                       14,092,000        21,831,000

Long-term debt                                                       4,604,000         2,210,000
                                                                  ------------      ------------
    Total liabilities                                               18,696,000        24,041,000
                                                                  ------------      ------------

Commitments and contingencies                                               --                --

Stockholders' deficit:
  Common stock, $.10 par value; 30,000,000 shares authorized;
  11,599,307 and 9,332,641 shares outstanding at
  September 30, 1999 and 1998, respectively                          1,160,000           933,000
  Additional paid-in capital                                        46,802,000        45,442,000
  Accumulated deficit                                              (55,280,000)      (56,071,000)
  Accumulated other comprehensive income                              (212,000)         (231,000)
                                                                  ------------      ------------
    Total stockholders' deficit                                     (7,530,000)       (9,927,000)
                                                                  ------------      ------------
                                                                  $ 11,166,000      $ 14,114,000
                                                                  ============      ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended September 30,
                                                  ----------------------------------------------
                                                      1999             1998             1997
                                                  ------------     ------------     ------------
Revenues:
  Product                                         $ 13,962,000     $ 10,716,000     $ 10,694,000
  Service                                           14,906,000       19,950,000       25,346,000
                                                  ------------     ------------     ------------
  Total revenues                                    28,868,000       30,666,000       36,040,000
                                                  ------------     ------------     ------------

Costs and expenses:
  Costs of sales:
      Product                                        8,644,000       10,162,000        6,661,000
      Service                                        8,820,000       13,376,000       14,050,000
  Selling, general and administrative               10,619,000       11,436,000       11,383,000
  Research and development                             917,000        2,197,000        2,599,000
  Amortization and impairment of goodwill            1,787,000        5,293,000        1,385,000
                                                  ------------     ------------     ------------
  Total costs and expenses                          30,787,000       42,464,000       36,078,000
                                                  ------------     ------------     ------------
  Loss from operations                              (1,919,000)     (11,798,000)         (38,000)

Interest income                                         10,000           14,000           71,000
Interest expense                                      (734,000)        (591,000)        (382,000)
                                                  ------------     ------------     ------------

  Loss before income taxes and
      extraordinary item                            (2,643,000)     (12,375,000)        (349,000)

Provision for income taxes                              71,000           24,000          165,000
                                                  ------------     ------------     ------------
Loss before extraordinary item                      (2,714,000)     (12,399,000)        (514,000)

Extraordinary gain - settlement with creditors       3,505,000               --               --
                                                  ------------     ------------     ------------
Net income (loss)                                 $    791,000     $(12,399,000)    $   (514,000)
                                                  ============     ============     ============

Basic and diluted income (loss) per share:

  Loss before extraordinary item                  $      (0.29)    $      (1.33)    $      (0.06)
                                                  ============     ============     ============
  Extraordinary item                              $       0.38     $         --     $         --
                                                  ============     ============     ============
  Net income (loss) per share                     $       0.08     $      (1.33)    $      (0.06)
                                                  ============     ============     ============
Basic and diluted number of common shares            9,338,851        9,312,035        9,003,171
                                                  ============     ============     ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                                       ACCUMULATED
                                                  COMMON STOCK          ADDITIONAL                        OTHER
                                            ------------------------     PAID-IN       ACCUMULATED    COMPREHENSIVE
                                             SHARES         AMOUNT       CAPITAL         DEFICIT       INCOME (LOSS)      TOTAL
                                            ----------    ----------   ------------    ------------   --------------   ------------
Balance at September 30, 1996                8,176,376    $  818,000   $ 43,043,000    $(43,158,000)     $      --     $    703,000

Comprehensive (loss):

   Net (loss)                                       --            --             --        (514,000)            --         (514,000)
   Foreign currency translation adjustment          --            --             --              --        (79,000)         (79,000)
                                                                                                                       ------------

        Total comprehensive (loss)                  --            --             --              --             --         (593,000)

Stock options and warrants exercised           155,500        15,000        119,000              --             --          134,000

Stock and stock warrants issued
 for acquisitions                              900,715        90,000      2,573,000              --             --        2,663,000

Adjustment to acquisition purchase price            --            --       (219,000)             --             --         (219,000)
                                            ----------    ----------   ------------    ------------      ---------     ------------

Balance at September 30, 1997                9,232,591       923,000     45,516,000     (43,672,000)       (79,000)       2,688,000

Comprehensive (loss):

   Net (loss)                                       --            --             --     (12,399,000)            --      (12,399,000)
   Foreign currency translation adjustment          --            --             --              --       (152,000)        (152,000)
                                                                                                                       ------------

        Total comprehensive (loss)                  --            --             --              --             --      (12,551,000)

Stock options and warrants exercised           100,050        10,000        112,000              --             --          122,000

Adjustment to acquisition purchase price            --            --       (186,000)             --             --         (186,000)
                                            ----------    ----------   ------------    ------------      ---------     ------------

Balance at September 30, 1998                9,332,641       933,000     45,442,000     (56,071,000)      (231,000)      (9,927,000)

Comprehensive income:

   Net income                                       --            --             --         791,000             --          791,000
   Foreign currency translation adjustment          --            --             --              --         19,000           19,000
                                                                                                                       ------------

        Total comprehensive income                  --            --             --              --             --          810,000

Common stock issued to creditors             2,266,666       227,000        997,000              --             --        1,224,000

Forgiveness of Board of Directors' fees             --            --        363,000              --             --          363,000
                                            ----------    ----------   ------------    ------------      ---------     ------------

Balance at September 30, 1999               11,599,307    $1,160,000   $ 46,802,000    $(55,280,000)     $(212,000)    $ (7,530,000)
                                            ==========    ==========   ============    ============      =========     ============



                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year Ended September 30,
                                                       ----------------------------------------------
                                                           1999             1998             1997
                                                       ------------     ------------     ------------
Cash flows from operating activities:
  Net income (loss)                                    $    791,000     $(12,399,000)    $   (514,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Extraordinary gain on settlement with creditors      (3,505,000)              --               --
    Gain from disposal of assets                                 --               --          (42,000)
    Write off of inventories                                     --        1,086,000               --
    Depreciation and amortization                         1,748,000        2,914,000        2,424,000
    Provision for losses on accounts receivable             478,000          293,000          299,000
    Provision for losses on inventories                      55,000           60,000           60,000
    Impairment of goodwill                                1,170,000        3,519,000               --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                  (446,000)       1,529,000         (557,000)
      Inventories                                           161,000        1,867,000          963,000
      Prepaid expenses and other                            665,000         (234,000)         196,000
      Other assets                                          101,000          (79,000)        (113,000)
    Increase (decrease) in:
      Accounts payable                                    2,092,000        1,726,000          (17,000)
      Accrued expenses                                     (836,000)       1,617,000          (35,000)
      Deferred revenue                                   (1,095,000)        (302,000)         485,000
                                                       ------------     ------------     ------------
    Net cash provided by operating activities             1,379,000        1,597,000        3,149,000
                                                       ------------     ------------     ------------

Cash flows from investing activities:
  Acquisitions                                                   --         (252,000)        (330,000)
  Purchase of property and equipment                       (237,000)        (130,000)        (401,000)
  Proceeds from disposal of assets                               --               --           42,000
  Capitalized software costs                               (612,000)        (496,000)      (1,099,000)
                                                       ------------     ------------     ------------
    Net cash used in investing activities                  (849,000)        (878,000)      (1,788,000)
                                                       ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         --          122,000          134,000
  Proceeds from issuance of debt                                 --        4,031,000        3,075,000
  Principal payments on debt                               (414,000)      (4,661,000)      (3,953,000)
                                                       ------------     ------------     ------------
    Net cash used in financing activities                  (414,000)        (508,000)        (744,000)
                                                       ------------     ------------     ------------
Effect of exchange rate changes on cash                      19,000         (152,000)          61,000
                                                       ------------     ------------     ------------
Net increase in cash and equivalents                        135,000           59,000          678,000

Cash and equivalents, beginning of year                     856,000          797,000          119,000
                                                       ------------     ------------     ------------
Cash and equivalents, end of year                      $    991,000     $    856,000     $    797,000
                                                       ============     ============     ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended September 30,
                                                               -----------------------------------------
                                                                  1999            1998          1997
                                                               -----------     ----------    -----------
Cash paid during the year for:

   Interest                                                    $   602,000     $  597,000    $   339,000
                                                               ===========     ==========    ===========
   Income taxes                                                $     6,000     $  169,000    $   271,000
                                                               ===========     ==========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Forgiveness of Board of Directors' fees                        $   363,000     $       --    $        --
                                                               ===========     ==========    ===========

  Extraordinary item - settlement with creditors
    Forgiveness of notes payable                               $ 6,401,000     $       --    $        --
    Forgiveness of accrued expenses                              2,947,000             --             --
    New loan proceeds tranferred to creditors                   (3,000,000)            --             --
    Notes payable                                               (1,500,000)
    Common stock issued to creditors                            (1,224,000)            --             --
    Settlement expenses                                           (119,000)            --             --
                                                               -----------     ----------    -----------
        Gain on settlement with creditors                      $ 3,505,000     $       --    $        --
                                                               ===========     ==========    ===========

  Acquisition of Sequoia Enterprise Systems
    Working capital acquired, net of cash                      $        --     $       --    $ 2,298,000
    Fair value of long-term assets acquired                             --             --      1,470,000
    Goodwill recorded on acquisition                                    --             --      8,366,000
    Long-term debt assumed                                              --             --     (9,472,000)
    Common stock and warrants issued                                    --             --     (2,375,000)
                                                               -----------     ----------    -----------
                                                               $        --     $       --    $   287,000
                                                               ===========     ==========    ===========

  Acquisition of Liberty Integration Software, Inc.
    Working capital acquired, net of cash                      $        --     $       --    $    (5,000)
    Fair value of long-term assets acquired                             --             --         12,000
    Goodwill recorded on acquisition                                    --             --        104,000
    Common stock issued                                                 --             --        (68,000)
                                                               -----------     ----------    -----------
                                                               $        --     $       --    $    43,000
                                                               ===========     ==========    ===========
  Acquisition of software for common stock                     $        --     $       --    $   220,000
                                                               ===========     ==========    ===========
  Increase in cash portion of purchase price of acquisition    $        --     $  186,000    $   219,000
                                                               ===========     ==========    ===========
  Conversion of accounts payable to notes payable              $        --     $1,549,000    $        --
                                                               ===========     ==========    ===========


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of business

      General Automation, Inc. (the "Company) is engaged in the development, design and sale of computer software and hardware and related field support services. The Company has subsidiaries in Canada, Australia and England. The Company sells products in the United States through over 200 value-added resellers based on credit terms established for individual customers. The Company provides service and support throughout North America to over 3,000 customers.

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

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sequoia Systems (UK) Limited, Liberty Integration Software, Inc., General Automation, LLC and General Automation PTY Ltd. (formally known as Sequoia Asian Pacific PTY Ltd.) and its wholly-owned subsidiary Sequoia Systems (Australia) PTY Ltd. All significant intercompany transactions and accounts have been eliminated.

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

      Cash and equivalents

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

      Inventories

      Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements include primarily materials. Market is considered to be selling price less allowance for normal selling expenses. In order to properly service the Company's maintenance contracts, the Company maintains quantities of parts and subassemblies related to the computer systems of its customers with maintenance contracts. Some of these parts do not use current technologies; however, the Company will continue to utilize them in service contracts as long as its customer base continues to operate with older technology. These parts are classified as inventory in the accompanying consolidated balance sheets. As customers' defective parts are replaced by inventoried items, the cost to refurbish the part is expensed and the refurbished part is inventoried. The Company periodically evaluates the remaining utility and recoverability of the recorded balances.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Capitalized software development costs

      All capitalized software development costs are amortized either on a straight-line basis over the remaining estimated economic life of the product, generally five years, or the ratio of the products' current gross revenues to the total of current and expected gross revenues, whichever amount is greater. The costs capitalized are those incurred after the Company has determined the technological feasibility of a software project until the time the product is available for general release to customers. The project amortization does not commence until after the general release of the product and is included in the cost of sales. Management periodically compares the recorded amount of capitalized software development costs to the net realizable value of the software product based on expected future revenues. Any amount in excess of net realizable value is charged to operations.

      Long-lived assets

      Depreciation and amortization of property and equipment are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

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

      Fair value of financial instruments

      The carrying amounts of cash and equivalents, accounts receivable, debt, accounts payable, and accrued expenses, other than the payable to TMI and the payable to Boundless, approximate fair value. As discussed in Note 2, the amounts due TMI and Boundless had payment terms based on a percentage of revenues; accordingly, it was not practicable to estimate the fair value of these obligations at September 30, 1998.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Stock options

      During 1997, the Company adopted FASB Statement No. 123, "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based employee compensation plans such as a stock option plan. The Statement generally suggests, but does not require, stock-based compensation transactions with employees be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) Opinion No. 25, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. Non-employee stock-based transactions occurring after December 15, 1995 must be accounted for at fair value. The Company has elected to continue to follow the measurement principles of APB Opinion No. 25 for stock-based employee compensation.

      Foreign currency translation

      The financial statements of the Company's investment in its foreign operations are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". The functional currency of the Company's foreign investments and operating divisions include the Australian dollar and other currencies. The balance sheet accounts are translated at exchange rates in effect at the end of the year. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustment is recorded directly as a separate component of stockholders' deficit.

      Revenue recognition

      Revenues for sales of products are recognized when shipped. Revenue is not recognized on product sales if significant obligations remain or collectibility is in doubt. Revenues for maintenance service contracts are recognized on a monthly basis ratably over the period of the contracts. Billings for service revenue are mailed prior to the renewal date of the service contract. Any billings received in advance of commencement of the contract are recorded as deferred revenue in the accompanying financial statements and are recognized as revenue when earned. Customers are required to give a 60-day cancellation notice to terminate their service contract. Revenue from professional services is recorded as the service is provided. Advance payments are recorded as deferred revenue.

      Warranties

      Software products carry a 45 day warranty, and all other products, except the lowest-end models, carry a one-year warranty, during which all maintenance, labor and parts are covered. The Company accrues for expected future warranty costs at the time of sale.

      Research and development

      Company-sponsored research and development costs are charged to expense as incurred.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Advertising costs

      Costs of advertising are expensed as incurred. Such costs were $141,000, $135,000 and $158,000 in 1999, 1998 and 1997, respectively.

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

      Earnings per share

      Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

      Diluted earnings per share is not materially different from basic earnings per common share.

      Reclassifications

      Certain items in the 1997 and 1998 financial statements have been reclassified to conform with the 1999 presentation.

      New accounting pronouncements

      The following pronouncements became effective for the Company's 1999 financial statements.

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

2.    ACQUISITIONS AND DISPOSITION

      Sequoia Enterprise Systems (SES) Acquisition and Formation of General Automation LLC (GAL)

      SES

      In October 1996, the Company entered into an Asset Purchase Agreement with Texas Micro, Inc., formerly Sequoia Systems, Inc. (TMI), pursuant to which the Company acquired substantially all the assets and businesses of TMI's business division known as Sequoia Enterprise Systems. SES manufactures, services, integrates and distributes fault tolerant Motorola 68K computer systems which operate under TMI's version of UNIX and Intel based computer systems running TMI's Alpha Micro's versions of the "PICK" application environment and database software products.

      This acquisition was accounted for as a purchase business combination. In exchange for the business of SES, the Company agreed to pay a purchase price of $11,347,000, assume certain liabilities of SES totaling approximately $2,700,000, and issue TMI a Stock Purchase Warrant for 250,000 shares valued at $500,000. The excess of the purchase price and related acquisition costs over the fair value of net assets acquired of $8,366,000 was recorded as goodwill.

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

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    ACQUISITIONS AND DISPOSITION (CONTINUED)

      On October 1, 1997, the asset purchase agreement between the Company and TMI was amended. The Company signed a $1,429,000 unsecured note payable, interest at 13%, due in monthly installments of $75,000 plus interest. The Company also agreed to pay $5,919,000 as follows: $300,000 on October 1, 1997; $400,000 on December 15, 1997 and the balance due based upon a percentage of revenues (primarily 10%) as defined in the agreement. During fiscal 1998, the Company defaulted on its payments to TMI.

      Unaudited pro forma consolidated sales, net loss and loss per common share for 1997 as though SES had been acquired as of October 1, 1996:

                                                             1997
                                                          -----------
            Sales                                         $36,730,000
            Net loss                                      $  (788,000)
            Loss per common share                          $    (0.09)

      The information presented above reflects adjustments for amortization of goodwill, additional depreciation on revalued purchased assets, and an estimated effective tax rate for these differences of 34%.

      GAL

      In May 1995, the Company and SunRiver Data Systems, since renamed Boundless Technologies (Boundless), formed a limited liability company, General Automation, LLC, with the Company owning 51% interest and Boundless owning a 49% interest. GAL was formed to allow the Company to acquire Boundless' version of the PICK system. Under the terms of the Agreement, GAL operated and managed both the Company's and Boundless' PICK business. Boundless was entitled to receive royalty payments from GAL equal to 12% of GAL's net revenues in the first year of the Agreement with decreasing amounts annually to 7% in the fifth year, subject to certain adjustments. The Company was entitled to retain all the cash generated by GAL, if any, after the payments of the net revenue percentage to Boundless. Royalty expense, included in cost of sales, amounted to $1,408,000, $1,466,000 and $2,000,000 in 1999, 1998 and 1997,
      respectively.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    ACQUISITIONS AND DISPOSITION (CONTINUED)

      SES and GAL Settlement

      On September 30, 1999, TMI and Boundless agreed to forgive all amounts owed to them and cancel warrants to purchase 250,000 shares of the Company's common stock in exchange for the following consideration:

          Amounts forgiven:
              Notes payable                                       $  363,000
              Accrued royalties                                    2,947,000
              Other accrued liabilities                            6,038,000
                                                                  ----------
                                                                   9,348,000
                                                                  ----------

          Consideration:
              Cash                                                 3,000,000
              Notes payable                                        1,500,000
              Common stock (2,266,666 shares at fair value)        1,224,000
                                                                  ----------
                                                                   5,724,000

          Settlement expenses                                        119,000
                                                                  ----------
              Extraordinary gain                                  $3,505,000
                                                                  ==========

      The cash component of the consideration was borrowed from Pacific Mezzanine Fund (see Note 9).

      Liberty Acquisition

      Effective October 1, 1996, the Company entered into an agreement whereby it acquired all of the issued and outstanding shares of Liberty Integration Software, Inc. (Liberty). Liberty offers products and services which provide connectivity solutions between MultiValue databases and industry standard developments such as data warehousing, OLAP engines, client server development tools and internet applications. The purchase price consisted of $60,000 Canadian dollars (approximately U.S. $40,000) and 25,000 shares of common stock valued at fair value of $62,500. This acquisition was accounted for as a purchase business combination. In July 1997, the Company also acquired all rights to certain software products which Liberty previously distributed under a license agreement for 125,715 shares of common stock valued at fair value of $220,000. The pro forma effect of these acquisitions was not material.

      Disposition of Eurosystems

      In 1993, the Company sold its 61% share of Eurosystems to the minority stockholders of Eurosystems (Krypton Group Ltd.) for a $750,000 note. In 1995, Krypton filed for bankruptcy. In 1996, the Company received a new $600,000 note bearing interest at 10% from Future Services, Ltd., a newly formed Company owned by the former Krypton management, to offset the $570,000 balance on the original note. In 1998, Future Services, Ltd., was purchased by 4 Front Software Company and the Company accepted 24,540 shares of 4 Front Software Company's common stock valued at $10 per share in full settlement. The Company sold all 24,540 shares in March 1999 for $250,000.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACCOUNTS RECEIVABLE

                                            1999            1998
                                         -----------     -----------
      Trade receivables                  $ 4,606,000     $ 4,727,000
      Allowance for doubtful accounts       (473,000)       (562,000)
                                         -----------     -----------
                                         $ 4,133,000     $ 4,165,000
                                         ===========     ===========

4.    INVENTORIES

                                                           1999            1998
                                                        -----------     -----------
      Material and purchased subassemblies              $ 1,263,000     $ 1,095,000
      Support systems, spare parts and subassemblies        587,000         616,000
      Work in process                                        59,000         217,000
      Finished goods                                        130,000         272,000
                                                        -----------     -----------
                                                          2,039,000       2,200,000
      Allowance for obsolescence                           (269,000)       (214,000)
                                                        -----------     -----------
                                                        $ 1,770,000     $ 1,986,000
                                                        ===========     ===========

5.    CAPITALIZED SOFTWARE

                                                           1999          1998
                                                        ----------    ----------
      Capitalized software development costs,
      net of accumulated amortizaton of
      $2,308,000 in 1999 and $1,952,000 in 1998         $1,679,000    $1,423,000

      Purchased software, net of accumulated
      amortization of $464,000 in 1999 and
      $294,000 in 1998                                      46,000       216,000
                                                        ----------    ----------
                                                        $1,725,000    $1,639,000
                                                        ==========    ==========

      During 1999, 1998 and 1997, the Company capitalized $612,000, $496,000 and $1,099,000 of software development costs, respectively, and $526,000, $651,000 and $492,000 of amortization expense, respectively, was charged to cost of sales.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       PROPERTY AND EQUIPMENT

                                                      1999            1998
                                                   -----------     -----------
      Land and building                            $ 1,436,000     $ 1,436,000
      Machinery and equipment                        3,907,000       3,670,000
      Furniture and fixtures                           293,000         293,000
      Leasehold improvements                            72,000          72,000
                                                   -----------     -----------
                                                     5,708,000       5,471,000
      Accumulated depreciation and amortization     (4,039,000)     (3,398,000)
                                                   -----------     -----------
                                                   $ 1,669,000     $ 2,073,000
                                                   ===========     ===========


7.    IMPAIRMENT OF GOODWILL

      Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased. As disclosed in Note 2, the SES acquisition resulted in $8.366 million of goodwill.

      In conjunction with its annual impairment evaluation in fiscal 1998, the Company determined that goodwill was impaired. Among the factors considered in this evaluation were decreasing revenues, a $1,086,000 writedown of SES parts inventory acquired, and charges of $928,000 for idle rental facilities related to SES' business. The Company determined that SES' estimated future undiscounted cash flows were below the carrying value of SES' goodwill. Accordingly, the Company adjusted the carrying value of SES' goodwill to its estimated fair value, determined by calculating the present value of expected cash flows for SES, resulting in an impairment charge of $3,519,000.

      The Company's fiscal 1999 impairment review disclosed additional impairment based on further declining revenues with projections of continuing future declines. Estimated future undiscounted cash flows are below the carrying value of SES' goodwill. Present value calculations of expected cash flows resulted in an impairment charge of $1,170,000, reducing the carrying value of the SES' goodwill to zero.

      Goodwill at September 30, 1999 results from smaller acquisitions made by the Company's Australian and Canadian subsidiaries.

8.    BANK LINE OF CREDIT

      In December 1997, the Company entered into a $5,000,000 line of credit which was subsequently amended to reduce the maximum borrowing to $2,200,000 secured by all the Company's assets at prime (9.75% at September 30, 1999) plus 2%. The line expires 30 days after notice or immediately upon default. Advances under the line are limited to 80% of eligible product receivables and 60% of eligible service receivables, as defined. The Company is in compliance with all debt covenants at September 30, 1999.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    LONG-TERM DEBT

                                                     1999             1998
                                                  -----------      ----------
      10% convertible note payable to
      Pacific Mezzanine Fund LP (PMF),
      interest only monthly payments, due
      September 30, 2004. Note is
      convertible at any time at the
      election of the Holder into common
      shares at $.73 per share, is
      secured by substantially all of the
      Company's assets and is subordinate
      to the bank line of credit.                 $ 3,150,000      $       --

      10% notes payable to TMI and
      Boundless, interest only monthly
      payments, $1,000,000 due January
      28, 2000, $500,000 due September
      30, 2004.                                     1,500,000              --

      First mortgage note at prime (9.75%
      at September 30, 1999) plus 1.5%,
      due in monthly installments of
      $9,000 through November 2004 when
      the remaining principal and
      interest will be due.                           962,000         976,000

      Second mortgage note at 12%,
      interest only monthly payments,
      principal due April 2000.                       900,000         900,000

      18% note payable to vendor, due in
      monthly installments of $64,424
      through April 2000 when the
      remaining principal and interest
      will be due.                                    751,000         947,000
      Other                                             4,000         198,000
                                                  -----------      ----------
                                                    7,267,000       3,021,000
     Less current maturities                       (2,663,000)       (811,000)
                                                  -----------      ----------
                                                  $ 4,604,000      $2,210,000
                                                  ===========      ==========


      Debt maturities for each of the next five years and thereafter are:
      $2,663,000, in 2000, $19,000 in 2001, $21,000 in 2002, $23,000 in 2003,
      $3,675,000 in 2004 and $866,000 thereafter.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   ACCRUED EXPENSES

                                              1999            1998
                                           ----------      ----------
      Rent                                 $  583,000      $1,144,000
      Payroll and related taxes               604,000       1,070,000
      Consulting fee to related party              --         209,000
      Royalties                               512,000         635,000
      Warranty                                150,000         150,000
      Board of Directors' fees                     --         363,000
      Legal settlement                        375,000              --
      Other                                   446,000         289,000
                                           ----------      ----------
                                           $2,670,000      $3,860,000
                                           ==========      ==========


11.   COMMITMENTS AND CONTINGENCIES

      Operating leases

      The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for 1999, 1998 and 1997 was $692,000, $1,899,000 and $1,392,000, respectively.

      As of September 30, 1999, the future minimum rental commitments required under existing noncancelable operating leases are as follows:

                2000                               $  988,000
                2001                                  281,000
                2002                                   72,000
                2003                                   72,000
                2004                                   72,000
                                                   ----------
                                                   $1,485,000
                                                   ==========


      Litigation

      Since 1991 the Company has been a party to litigation entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel v General Automation and Maxial Systems, Inc. On December 2, 1999 the Company and Congress Hotel settled their litigation. The Company agreed to pay Congress Hotel $75,000 in December 1999, $225,000 in 24 monthly installments, plus interest at 6.25% and issue 125,000 shares of its common stock valued at $75,000. The settlement totaling $375,000 was included in general and administrative expense in the 1999 statement of operations.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

      Litigation (continued)

      The Company is a defendant in various other lawsuits and claims which have arisen in the normal course of its business. While it is not possible to predict with certainty the outcome of such litigation and claims, it is the opinion of Company management, based in part on consultations with counsel, that the liability of the Company, if any, arising from the ultimate disposition of any or all such lawsuits and claims is not material to the consolidated financial statements of the Company.

12.   RELATED PARTY TRANSACTION

      Receivables

      Included in selling, general and administrative expenses in 1997 is $86,000 for forgiveness of related party receivable.

      Consulting agreement

      In April 1997, the Company entered into a consulting agreement with a former officer for a three-year period at $325,000 per year. In connection with this agreement, the former officer's employment with the Company was terminated and outstanding stock options with an intrinsic value of $300,000 were terminated. In November 1998, the Company negotiated a termination of the consulting agreement resulting in payments totaling $209,000 in 1999. Included in selling, general and administrative is $297,000 in 1998 and $394,000 in 1997 for consulting expenses to this related party.

13.   STOCK OPTIONS AND WARRANTS

      The Company has three stock option plans. Under the 1991 Stock Option Plan, the Company has reserved 2,035,000 shares of common stock. Under the 1991 Directors' Stock Option Plan, the Company has reserved 200,000 shares of common stock. Under terms of the Plans, options are granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. All options expire five years from the date of grant and contain vesting provisions. In addition to the options available under the stock option plans, in 1995 the Company issued to certain directors options to acquire 1,455,000 shares of common stock at $0.86 per share. In 1998, 5,050 of these options were exercised and 479,950 were canceled. These options were vested upon grant and expire in March 2000. Under the 1999 Stock Option Plan, the Company has reserved 1,000,000 shares of common stock to be granted with an exercise price not less than the fair market value of the common stock at the date the options are granted. All options expire ten years from the date of grant and contain vesting provisions. No options were granted under the 1999 Stock Option Plan.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   STOCK OPTIONS AND WARRANTS (CONTINUED)

      A summary of stock options activity follows:

                                                  Weighted                         Weighted
                                                   Average                          Average
                                     Number     Exercise price    Exercisable    Exercise price
                                  ----------    --------------    -----------    --------------
September 30, 1996                 2,183,000        $0.84          2,183,000         $0.84
                                                                   =========
Granted                              960,000        $1.94
Exercised                            (55,000)       $1.02
Canceled                            (300,000)       $0.75
                                  ----------        -----
September 30, 1997                 2,788,000        $1.23          2,388,000         $1.11
                                                                   =========
Granted                              300,000        $1.23
Exercised                           (100,050)       $1.23
Canceled                            (734,950)       $1.05
                                  ----------        -----
September 30, 1998                 2,253,000        $1.25          1,903,000         $1.20
                                                                   =========

Granted                            1,220,000        $1.00
Exercised                                 --           --
Canceled                          (1,040,000)       $1.66
                                  ----------        -----
September 30, 1999                 2,433,000        $0.92          2,058,000         $0.90
                                  ==========        =====          =========


                                   Number              Number          Expiration
       Exercise price           Outstanding          Exercisable          Date
       --------------           -----------          -----------    ----------------
           $0.75                   243,000              243,000     January 30, 2002
           $0.86                   970,000              970,000     March 21, 2000
           $1.00                   645,000              545,000     January 30, 2002
           $1.00                   300,000              300,000     April 30, 2003
           $1.00                   275,000                   --     June 17, 2004
                                 ---------            ---------
                                 2,433,000            2,058,000
                                 =========            =========

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   STOCK OPTIONS AND WARRANTS (CONTINUED)

      The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, the Company's net income (loss) and income (loss) per common share would have been increased to the pro forma amounts indicated below:

                                                        1999          1998            1997
                                                      --------    ------------     -----------
      Net income (loss)
         As reported                                  $791,000    $(12,399,000)    $  (514,000)
         Pro forma                                    $438,000    $(12,926,000)    $(1,048,000)

      Basic and diluted earnings (loss) per share:
         As reported                                  $   0.08    $      (1.33)    $     (0.06)
         Pro forma                                    $   0.05    $      (1.39)    $     (0.12)


      The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 1999 and 1998, respectively: expected volatility of 85% and risk-free interest 5.5%, expected life of 5 years and no expected dividends for all years. The estimated weighted-average fair value of stock options granted in 1999, 1998 and 1997 was $.52, $1.23 and $1.24 per share, respectively.

      The Company issued warrants to purchase 250,000 shares of stock as part of the SES acquisition as noted at Note 2. The exercise price for each share of stock subject to the warrant is $2.50 per share. The fair value of the warrant at the date of issuance was estimated to be $2.00 per share, totaling $500,000 and was recorded as part of the acquisition cost. The warrants can be exercised either in whole or in part and expire October 2000. These warrants were canceled as part of the September 30, 1999 settlement agreement as described in Note 2.

      In connection with the new loan agreement, the Company issued PMF warrants to purchase 393,750 shares of common stock at $.45 per share, which approximated fair value.

14.   EMPLOYEE BENEFIT PLANS

      The Company has a profit sharing 401(k) plan covering substantially all its domestic employees. Eligible employees may contribute 2% to 12% of their compensation up to the maximum dollar amount allowed. The Company contributes from profits amounts equal to 50% of each employee's contribution which are limited to 3% of the employee's compensation. The Company may elect to make contributions in years when it has no profits. Contributions for 1999, 1998 and 1997 were $172,000, $74,000 and $94,000, respectively.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   INCOME TAXES

      The provision for income taxes in 1999 consists of federal income taxes of $91,000 as a result of the Company's settlement with the IRS regarding its 1994 income taxes and an income tax benefit from Sequoia Systems Australia of $20,000.

      The provision for income taxes for 1998 consists solely of $24,000 in foreign income taxes.

      Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:

                                                   1999           1998           1997
                                                 ---------     -----------     ---------
      Tax provision (benefit) calculated at
        federal statutory rate                   $ 302,000     $(4,425,000)    $(122,000)
      Benefit of operating loss carryforwards           --              --            --
      Change in valuation allowance               (583,000)      2,623,000       218,000
      Expenses not currently deductible            352,000       1,826,000        43,000
      Other                                             --              --        26,000
                                                 ---------     -----------     ---------
                                                 $  71,000     $    24,000     $ 165,000
                                                 =========     ===========     =========


      The Company has net operating loss (NOL) carryforwards that can be utilized to offset future taxable income. The U.S. NOL is subject to an annual limitation on its use of $454,000 due to a change in the Company's ownership in November 1994. At September 30, 1999, NOL carryforwards totaled approximately $15 million, of which $5.2 million is subject to the annual limitation. The carryforwards expire in various years ending September 30 as follows:

                  2004                                   $   766,000
                  2005                                     1,427,000
                  2006                                     1,631,000
                  2007                                        55,000
                  2008                                       560,000
                  2009                                       788,000
                  2011                                       890,000
                  2018                                     7,137,000
                  2019                                     1,660,000
                                                         -----------
                                                         $14,914,000
                                                         ===========


      The Company also has a Canadian NOL of $113,000 at September 30, 1999 which can be applied to offset future Canadian taxable income of its Liberty subsidiary. The NOL expires in 2004.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   INCOME TAXES (CONTINUED)

      Deferred income tax assets at September 30, 1999 and 1998 relate to the following. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                               1999              1998
                                            -----------       -----------
      Inventories                           $    94,000       $    71,000
      Accrued royalties                              --           756,000
      Other accrued expenses                    456,000           509,000
      Receivables                               165,000           191,000
      Goodwill                                1,140,000         1,948,000
      NOL carryforwards                       4,908,000         3,871,000
                                            -----------       -----------
      Deferred tax assets                     6,763,000         7,346,000
      Less valuation allowance               (6,763,000)       (7,346,000)
                                            -----------       -----------
      Net deferred tax asset                $        --       $        --
                                            ===========       ===========

      In February and April 1998, the Company received from the Internal Revenue Service (IRS) notices of proposed adjustments. In March 1999, the Company and the IRS reached a settlement whereas the NOL limitation would not be adjusted and the Company would agree to reduce its federal income tax refund by $91,000.

16.   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

                                                             1999           1998            1997
                                                          -----------    -----------     ----------
      Numerator
          Net loss before extraorinary item               $(2,714,000)   $12,399,000)    $ (514,000)
                                                          ===========    ===========     ==========
          Extraordinary item                                3,505,000             --             --
                                                          ===========    ===========     ==========
          Net income(loss)                                    791,000     12,399,000)      (514,000)
                                                          ===========    ===========     ==========

      Denominator
          Basic and diluted weighted average number of
          common shares outstanding during the period       9,338,851      9,312,035      9,003,171
                                                          ===========    ===========     ==========

      Basic and diluted net income(loss) per share:

      Before extraordinary item                           $     (0.29)   $     (1.33)    $    (0.06)
                                                          ===========    ===========     ==========
      Extraordinary item                                  $      0.38    $        --     $       --
                                                          ===========    ===========     ==========
      Net income(loss)                                    $      0.08    $     (1.33)    $    (0.06)
                                                          ===========    ===========     ==========

      Vested stock options of 2,058,000, 1,903,000 and 2,388,000 were not included in the dilutive number of shares at September 30, 1999, 1998 and 1997 since their inclusion would be antidilutive.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION

      Information concerning the Company's operations by geographic area are as follows:

                                                                                U.K. and
              1999                       United States       Australia           Canada        Eliminations          Total
      -----------------------             ------------       ----------        ----------      ------------       -----------
      Revenues                            $24,136,000        $2,527,000        $2,578,000       $ (374,000)       $28,867,000

      Operating (loss) profit              (2,748,000)         (101,000)          883,000               --         (1,966,000)

      Interest expense                       (734,000)               --                --               --           (734,000)

      Interest income                          10,000                --                --               --             10,000

      Depreciation and amortization         2,677,000            86,000           155,000                           2,918,000
                                                                                                                  -----------
      Loss before income taxes
        and extraordinary item                     --                --                --               --        $(2,643,000)
                                                                                                                  ===========

      Identifiable assets                 $ 9,128,000        $1,194,000        $1,361,000       $ (517,000)       $11,166,000

      Identifiable liabilities            $17,745,000        $  568,000        $  383,000       $       --        $18,696,000

      Capital expenditures                $   708,000        $   65,000        $   76,000               --        $   849,000


                                                                                U.K. and
              1998                        United States       Australia          Canada         Eliminations          Total
      -----------------------             ------------        ----------       ----------       -----------        ------------
      Revenues                            $ 25,739,000        $3,177,000       $1,970,000       $  (220,000)       $ 30,666,000

      Operating (loss) profit              (13,433,000)           29,000        1,606,000                --         (11,798,000)

      Interest expense                              --                --               --                --            (591,000)

      Interest income                               --                --               --                --              14,000

      Depreciation and amortization          6,270,000            89,000           74,000                --           6,433,000
                                                                                                                   ------------
      Loss before income taxes                      --                --               --                --        $(12,375,000)
                                                                                                                   ============

      Identifiable assets                 $ 13,048,000        $2,235,000       $  623,000       $(1,792,000)       $ 14,114,000

      Identifiable liabilities            $ 23,382,000        $  344,000       $  315,000       $        --        $ 24,041,000

      Capital expenditures                $    541,000        $   85,000       $       --       $        --        $    626,000

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION (CONTINUED)

              1997                       United States       Australia          Other           Eliminations          Total
      -----------------------             -----------        ----------       ----------        -----------        -----------
      Revenues                            $31,756,000        $2,367,000       $3,186,000        $(1,269,000)       $36,040,000

      Operating (loss) profit                (201,000)          175,000          (12,000)                --            (38,000)

      Interest expense                             --                --               --                 --           (382,000)

      Interest income                              --                --               --                 --             71,000

      Depreciation and amortization         2,295,000           113,000           16,000                 --          2,424,000
                                                                                                                   -----------

      Loss before income taxes                     --                --               --                 --        $  (349,000)
                                                                                                                   ===========

      Identifiable assets                 $23,346,000        $1,037,000       $  823,000        $  (943,000)       $24,263,000

      Identifiable liabilities            $21,549,000        $  322,000       $       --        $  (296,000)       $21,575,000

      Capital expenditures                $ 1,202,000        $  376,000       $  141,000        $        --        $ 1,719,000

18.   MANAGEMENT'S PLANS

      - Continue to work closely with the Company's primary bank, Comerica Bank, to insure compliance with all covenants and conditions of the credit line.

      - Continue to work with other lending sources who have given indications of interest in replacing Comerica Bank as the Company's primary lending source.

      - Expand the Company's market niche and its opportunities involving the internet, e-commerce, etc.

      - Expand market opportunities through technology available from the Company's foreign subsidiaries.

      - Continue with the upgrade and improvement of operating and reporting systems within the Company in order to maintain efficiency in daily operations.

                            GENERAL AUTOMATION, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   FOURTH FISCAL QUARTER ADJUSTMENTS (UNAUDITED)

      The following table summarizes fourth quarter adjustments:

      Extraordinary gain from debt forgiveness: See Note 2                       $ 3,505,000

      Impairment of Goodwill: See Note 7                                          (1,170,000)

      Write-off Prepaid Royalty: Sales of this product were deemed
             inconsistent with the e-path strategy adopted in August 1999           (208,000)

      Write-off NCE acquisition cost: Funds for acquisition were not raised as part of the private offering which closed on
             September 30, 1999 as anticipated.  See Note 2                         (160,000)

      Accrual for Congress Hotel settlement. See Note 11                            (375,000)

      Accrual for contested royalty audit performed in July 1999                    (346,000)

                          INDEPENDENT AUDITOR'S REPORT
                                 ON THE SCHEDULE

Board of Directors
General Automation, Inc.

Our audits were made for the purpose of forming an opinion on the basic 1999 and 1998 consolidated financial statements taken as a whole. The supplemental
Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. The information for 1999 and 1998 included in this schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
December 22, 1999

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



McGLADREY AND PULLEN, LLP

Anaheim, California
December 19, 1997

                             GENERAL AUTOMATION INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNT
                  YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997


                            Balance at    Provisions                  Balance at
                            Beginning     Charged to                     End
                             of Year       Expense     Charge-offs     of Year
                            ----------    ----------   -----------    ----------
Allowance for
  doubtful accounts:

        1999                 $562,000      $478,000     $(567,000)     $473,000
        1998                 $309,000      $293,000     $ (41,000)     $562,000
        1997                 $561,000      $299,000     $(551,000)     $309,000

Inventory reserves:

        1999                 $214,000      $ 55,000     $      --      $269,000
        1998                 $360,000      $ 60,000     $(206,000)     $214,000
        1997                 $300,000      $ 60,000     $      --      $360,000

                                 EXHIBIT INDEX

                                                                                  Sequentially
Number                             Description                                    Numbered Page
------                             -----------                                    -------------
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

10.4     Stock Option Agreement dated March 21, 1995 entered into between the
         Company and each of Messrs. Lawrence Michels, Robert Bagby and Leonard
         Mackenzie, incorporated herein by reference to Exhibit 10.11 to the Company's 10-K for the year ended September 30, 1997.

10.5 The Company's 1991 Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.12 to the Company's 10-K for the year ended
         September 30, 1997.

10.6 The Company's 1991 Directors' Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.13 to the Company's 10-K for the year ended September 30, 1997.

10.7 Subordinated Note dated January 21, 1997 in the amount of $500,000 payable to Morgan Stanley and Company, Inc., incorporated herein by reference to Exhibit 10.14 to the Company's 10-K for the year ended
         September 30, 1997.

10.8     License Agreement dated April 26, 1996 between the Company and
         McDonnell Information Systems Limited, incorporated herein by reference to Exhibit 10.15 to the Company's 10-K for the year ended September 30, 1997.

                                                                                  Sequentially
Number                             Description                                    Numbered Page
------                             -----------                                    -------------

10.9     Letter agreement dated April 15, 1997 between the Company and Leonard
         Mackenzie, incorporated herein by reference to Exhibit 10.16 to the Company's 10-K for the year ended September 30, 1997.

10.10    Agreement by and between General Automation, Inc. and MDIS dated
         December 22, 1997, incorporated herein by reference to Exhibit 10.17 to the Company's 10-K for the year ended September 30, 1997.

10.11    Loan Agreement dated December 18, 1997 between the Company and Comerica
         Bank, incorporated herein by reference to Exhibit 10.18 to the Company's 10-K for the year ended September 30, 1997.

10.12    Letter agreement dated November 5, 1998 between the Company and
         Leonard Mackenzie.

10.13    Promissory Note dated May 4, 1998 between the Company and NCR
         Corporation.

10.14    Warrant Agreement dated May 4, 1998 entered into by the Company,
         Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM
         LLC.

10.15 Secured Promissory Note dated May 4, 1998 in the original principal amount of $900,000 executed by the Company in favor of Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30,
         1992, Dito Caree Limited Partnership, and Four JM LLC.

10.16    Warrant dated May 4, 1998 executed by the Company in favor of Todd
         Martin Pickup and Devon Renee Pickup, Trustees of the Vintage Trust dated October 28, 1993.

10.17    Warrant dated May 4, 1998 executed by the Company in favor of Gregory
         A. Busch, Trustee of the 92643 Vintage Trust dated December 29, 1995.

10.18    Warrant dated May 4, 1998 executed by the Company in favor of Four JM
         LLC.

10.19    Loan Agreement dated September 30, 1999 between the Company and Pacific
         Mezzanine Fund LP.

10.20    Security Agreement dated September 30, 1999 between the Company and
         Pacific Mezzanine Fund LP.

10.21 Secured Convertible Promissory Note dated September 30, 1999 executed by the company in favor of Pacific Mezzanine Fund LP in the original principal amount of $3,150,000.

10.22 Warrant dated September 30, 1999 executed by the Company in favor of Pacific Mezzanine Fund LP.

                                                                                  Sequentially
Number                             Description                                    Numbered Page
------                             -----------                                    -------------
10.23    Investors' Rights Agreement dated September 30, 1999 between the
         Company and Pacific Mezzanine Fund LP.

10.24    Second Amendment to Loan and Security Agreement dated September 30,
         1999 between the Company and Comerica Bank- California.

10.25    First Amendment to Loan and Security Agreement and Forbearance
         Agreement dated December 31, 1998, by and between Comerica
         Bank-California and General Automation, Inc.

10.26 Stock Pledge and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California.

10.27 Intellectual Property Security Agreement dated September 30, 1999 between the Company and Comerica Bank - California.

10.28    Letter agreement dated September 30, 1999 between the Company and
         RadiSys CPD, Inc.

10.29 Promissory Note dated September 30, 1999 executed by the Company in favor of RadiSys CPD, Inc. in the original principal amount $250,000.

10.30 Promissory Note dated September 30, 1999 executed by the Company in favor RadiSys CPD, Inc. in the original principal amount of $500,000.

10.31    Registration Rights Agreement dated September 30, 1999 between the
         Company and RadiSys CPD, Inc.

10.32    Letter agreement dated September 30, 1999 between the Company and
         Boundless Technologies, Inc.

10.33 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $250,000.

10.34 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $500,000.

10.35    Registration Rights Agreement dated September 30, 1999 between the
         Company and Boundless Technologies, Inc.

21       Subsidiaries of the Company.

23.1     Consent of Independent Accountants - Cacciamatta Accountancy
         Corporation.

23.2     Consent of Independent Accountants - McGladrey & Pullen, LLP.

27       Financial Data Schedule