Form 10-Q
period 1999-12-31
GENERAL AUTOMATION INC
filed 2000-02-14
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________to ___________.

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

No [ ]    Yes [X]

As of February 7, 2000 there were 11,849,307 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                DECEMBER 31          SEPTEMBER 30
                                                    1999                  1999
                                                 ------------         ------------
ASSETS

Current Assets:
     Cash                                        $    339,000         $    991,000
     Accounts receivable                            4,078,000            4,133,000
     Inventories                                    1,653,000            1,770,000
     Prepaid expenses and other                       322,000              408,000
                                                 ------------         ------------
        Total current assets                        6,392,000            7,302,000

Capitalized software                                2,040,000            1,725,000
Property and equipment                              1,673,000            1,669,000
Goodwill, net of amortization                         502,000              292,000
Other assets                                          171,000              178,000
                                                 ------------         ------------
TOTAL ASSETS                                     $ 10,778,000         $ 11,166,000
                                                 ============         ============
LIABILITIES
Current liabilities:
     Bank line of credit                            2,150,000            2,150,000
     Current portion of long-term debt              2,679,000            2,663,000
     Accounts payable                               3,188,000            2,993,000
     Accrued expenses                               2,476,000            2,670,000
     Deferred revenue                               3,234,000            3,616,000
                                                 ------------         ------------
Total current liabilities                          13,627,000           14,092,000

Long-term debt, excluding current portion           4,726,000            4,604,000
                                                 ------------         ------------
Total Liabilities                                  18,353,000           18,696,000
                                                 ------------         ------------

SHAREHOLDERS' EQUITY (DEFICIT)
    Common stock                                    1,172,000            1,160,000
    Additional paid-in capital                     46,865,000           46,802,000
    Accumulated deficit                           (55,501,000)         (55,280,000)
    Accumulated other comprehensive
     income                                          (211,000)            (212,000)
                                                 ------------         ------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               (7,675,000)          (7,530,000)
                                                 ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                          $ 10,778,000         $ 11,166,000
                                                 ============         ============

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                              DECEMBER 31
                                                  --------------------------------
                                                      1999                 1998
                                                  -----------          -----------
Sales - Product                                  $  3,382,000         $ 3,112,000
Sales - Service revenue                             3,264,000           4,654,000
                                                 ------------         -----------
TOTAL SALES                                         6,646,000           7,766,000

Cost of sales - Product                             1,841,000           2,245,000
Cost of sales - Service                             1,782,000           2,259,000
                                                 ------------         -----------
TOTAL COST OF SALES                                 3,623,000           4,504,000
                                                 ------------         -----------
GROSS PROFIT                                        3,023,000           3,262,000
                                                 ------------         -----------
COSTS AND EXPENSES:
 Selling and administrative                         2,620,000           2,391,000
 Research and development                             340,000             267,000
 Depreciation                                          57,000             145,000
 Amortization of goodwill                              11,000             146,000
 Other, net                                           (14,000)            (14,000)
                                                 ------------         -----------
                                                    3,419,000           2,935,000
                                                 ------------         -----------
OPERATING (LOSS)/INCOME                                 9,000             327,000
Interest income
Interest expense                                     (226,000)           (169,000)
                                                 ------------         -----------
    (LOSS)/INCOME BEFORE INCOME TAXES                (217,000)            158,000
              Provision for income taxes                4,000               1,000
         Net (loss)/income                      $    (221,000)        $   157,000
                                                =============         ===========
NET (LOSS) INCOME PER SHARE:
              BASIC                             $       (0.02)        $      0.02
              FULLY DILUTED                     $       (0.02)        $      0.02
                                                =============         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

              BASIC                                11,641,310           9,312,035
              FULLY DILUTED                        11,641,310           9,312,035


                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                      DECEMBER 31
                                                            --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                            1999                  1998
                                                            ----------------      ----------------
NET INCOME (LOSS)
                                                              $(221,000)        $ 157,000
     Adjustments to reconcile net income to net
       cash provided by operating activities:
     Depreciation and amortization                              212,000           291,000
     Changes in assets and liabilities:
        (Increase) decrease in:
           Accounts receivable                                   55,000          (429,000)
           Inventories                                          117,000           103,000
           Prepaid expenses                                      86,000           249,000
           Other assets                                           7,000           (74,000)
        Increase (decrease) in:
          Accounts payable                                      195,000           877,000
          Deferred revenue                                     (382,000)         (552,000)
          Accrued expenses                                      103,000          (619,000)
                                                              ---------         ---------
             NET CASH PROVIDED BY OPERATING ACTIVITIES         (172,000)            3,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                 (273,000)
  Purchase of property, plant and equipment                      (9,000)          (14,000)
  Proceeds from disposal of assets
  Capitalized software costs                                   (456,000)
                                                              ---------         ---------
              NET CASH USED IN INVESTING ACTIVITIES            (738,000)          (14,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            -0-
  Proceeds from issuance of debt                                    -0-
  Principal payments on notes debt                              (87,000)         (155,000)
                                                              ---------         ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES          (87,000)         (155,000)
                                                              ---------         ---------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                         (1,000)          140,000

Net decrease in cash and equivalents                           (652,000)          (26,000)
             Cash and equivalents, beginning of period          991,000           856,000
                                                              ---------         ---------
Cash and equivalents, end of period                             339,000           830,000
                                                              =========         =========
      Cash paid during the period for:
            Interest                                          $ 208,000         $ 157,000
                                                              =========         =========
          Income taxes                                            4,000             1,000
                                                              =========         =========


The accompanying notes are an integral part of these statements

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - INVENTORY

Inventories at December 31, 1999 consisted of the following:

Material and purchased sub-assemblies                                $  626,000
Support systems, spare parts and sub-assemblies, net                  1,242,000
Work in process                                                          48,000
Finished goods                                                           21,000
                   Less: Allowance for obsolescence                    (284,000)
                                                                     ----------
     Total Inventory                                                 $1,653,000
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

NOTE 3 - RESEARCH AND DEVELOPMENT EXPENSE

During the quarter ended December 31, 1999 the Company capitalized costs associated with the development of software in accordance with FAS 86. Software development costs are charged to research and development costs until technical feasibility is reached. Cost to develop the software after that period is capitalized until the product is released for general distribution in sales.

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


                                   Notes - 1

NOTE 6-EARNINGS PER SHARE

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the period ended December 31, 1999. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the three-month period used to compute basic and diluted earnings per share is as follows:

                                                               December 31, 1999
                                                               -----------------
Weighted average common shares used in computation of basic
earnings per share                                                    11,641,310

Effect of dilutive securities: Common stock options                            *

Weighted average common and common-share equivalents used in
computation of diluted earnings per share                             11,641,310


-----------------
*Excluded since the effect is anti-dilutive



                                    Notes - 2

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements throughout this document. Items which could affect results expected include product acceptance, timely releases of new products, liquidity and financial condition of the Company.

Subsequent to the quarter ended December 31, 1999 the Company announced its plans to change its corporate name. The company will operate under the dba GAeXpress (TM) (pronounced G-A-E-express) until shareholders formally approve the name change, which will be sought and announced during the first calendar quarter of 2000. GA's wholly owned subsidiary, Liberty Integration Software, is also changing its name to GAeXpress combining all of General Automation's MultiValue business solutions with the products from Liberty. This will provide customers with robust, powerful MultiValue database systems and ePath migration tools, enabling customers to use their MultiValue investment for e-Commerce.

MultiValue is a hierarchical database management system that runs on a wide variety of hardware and operating system platforms. Known for reliability and power, MultiValue databases are used by businesses that require a robust database solution without the support staff needed for larger database applications.

A good portion of the world's businesses use MultiValue database products. These products have long been the workhorses of many markets, but have limitations when it comes to sharing data with some mainstream software programs. The Company's new ePath strategy has been devised to help solve a growing crisis for MultiValue users by enabling them to perform e-Commerce in the new, Internet-driven economy.

Also subsequent to the quarter ended December 31, 1999, the Company announced the release of its next-generation solutions software products. These products are designed to not only enhance the Company's existing database offerings, but to provide a data migration path that allows MultiValue-based systems to share critical data with other current platforms, applications and e-Business environments. Under its Universal Data Access Products umbrella (UDA), the company plans a calendar Q1 2000 product rollout to include an expanded tool set supporting ODBC, JDBC and OLE-DB technology.

Further supporting the ePath, the Company plans to unveil a set of new XML developer tools for building e-Commerce transaction systems that enable secure, fast interchange of data with trading partners over the Web. Like all GAeXpress middleware solutions, the Universal Data Access Products suite will be based on open standards and supports a variety of MultiValue implementations, including D3, UniVerse and UniData as well as mv.BASE and mv.ENTERPRISE from GAeXpress.

(1) MATERIAL CHANGES IN FINANCIAL CONDITION:
Virtually all-key financial ratios on the Company's balance sheet continue to reflect a strained financial condition. At the quarter ended December 31, 1999 the Company reports a negative working capital position of approximately $7.2 million and a negative shareholder's equity of $7.3 million. This condition is primarily unchanged from the year ended September 30, 1999. Due to its ill-liquid state the Company continues to seek outside sources of capital and a new primary bank (see Subsequent Events below). Management believes that with the funds obtained subsequent to the quarter ended December 30, 1999 and with cash generated from on-going operations, there is sufficient cash flow to sustain daily operations for the foreseeable future.

During the quarter December 31, 1999 the Company's Australian subsidiary completed the acquisition of a small company in Australia. While this small acquisition positions the Australian subsidiary well within new market niches, the Company does not expect the acquisition to have a material affect on consolidated assets or income from operations. It is this acquisition which is giving rise to total goodwill during this same quarter.

The Company considers fundamental balance sheet management and improvement in all of the key financial ratios to be a high priority matter for the immediate future. In this regard, Management will seek ways of improving liquidity, working capital and debt to equity measurements through means that could be available.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:
For the three months ended December 31, 1999 the Company reported a marginal operating profit of $9,000 on total revenues of $6,646,000, versus an operating profit of $327,000 on total revenues of $7,766,000 for the quarter ended December 31, 1998. While product revenues reflect an approximate 8% increase from 1998 to 1999, service revenues for the same period declined by over 29%. The Company has been experiencing this decline in service contract revenue for the past several quarters and expects that declining trend to continue in the future as the focus of the Company's on-going business leans towards more software sales and e-commerce solutions, versus service sales. It is the focus on higher-margin software sales, reflected in the increase in product revenues that has resulted in the improved gross profit margin from 42% in 1998 to 48% in 1999. Software sales totaled $1,600,000 for quarter ended December 31, 1999 versus $260,000 in the 1998 quarter. Hardware sales from the quarters ended December 31, 1998 to December 31, 1999 were $2,850,000 versus $1,400,000 respectively. This decline in hardware sales is consistent with management's expectations, and due to lower computer costs. Also contributing to the improved gross margin is lower royalty expense related to the year-end settlement with Boundless as reported in SEC Form 10-K for September 30, 1999.

As discussed above, the Company has made a significant commitment towards entering the e-commerce arena and developing internet strategies for businesses. The investment required to launch this effort is reflected in the increase in Selling and Administrative expenses from 1998 to 1999. Marketing costs, in particular, related to the proposed name-change, strategy and direction, as well as the marketing and packaging of new XML and web-enabling products totaled in excess of $500,000 for quarter ended December 31, 1999. None of these costs were incurred during the quarter ended December 31, 1998. As a percentage of total sales, selling and administrative costs in 1999 were 45.5% versus 30.8% in 1998; again the result of increase marketing and selling combined with the decline in total revenues in 1999. Research and development costs increased by approximately 30% in 1999 over 1998 and the Company capitalized software development costs totaling $460,000 in accordance with FAS 86. Management anticipates that further investments throughout fiscal 2000 and beyond will be required to develop and implement the e-commerce strategy.

Increased interest expense during the first quarter of 1999 over the same quarter in 1998 contributed to the net loss of $221,000 versus a net profit of $157,000 in 1998. This increase in interest expense is directly related to the subordinated debt of $3.150 million at December 31, 1999, which carries an interest rate of 10% per annum.

SUBSEQUENT EVENTS:
------------------
Subsequent to the quarter ended December 31, 1999 the company completed an offering in which an aggregate 1,125,000 shares of restricted common stock was sold to a group of private investors at a price of $0.80 per share. The transaction resulted in $900,000 in net proceeds available to the Company for daily operations. Also subsequent of the quarter ended December 31, 1999, the Company issued subordinated convertible notes totaling $500,000 the proceeds of which were used to retire other debt totaling $500,000 related to completed business acquisitions from 1996 and settled on September 30, 1999. The subordinated debt has a 10% interest rate attached with a conversion price of $0.73 per share. The issue also has warrants attached to purchase an additional 63,000 shares of stock at $0.45 per share.

In the Form 10-K for the year ended September 30, 1999 it was reported that the Company was in default with its primary bank, Comerica Bank. Subsequent to the quarter ended December 31, 1999 the bank made demand for payment of the line by March 31, 2000. Management is currently working with another lender to replace the credit facility with Comerica and expects to have the matter resolved on or before March 31, 2000. However, should the Company be unable to get approval from another lender or otherwise payoff Comerica, the daily operations of the Company could be adversely affected.

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

Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
-----------------------
Registrant


/s/ JANE CHRISTIE                                   February 14, 2000
------------------------------------                ---------------------
Jane Christie                                       Date
President and Chief Executive Officer


/s/ RICHARD A. NANCE
------------------------------------                February 14, 2000
Richard H. Nance                                    ---------------------
Vice President and Chief Financial Officer          Date






Exhibit No.                  Description
-----------                  -----------

   27                        Financial Data Schedule