Form 10-Q
period 2000-03-31
GENERAL AUTOMATION INC
filed 2000-05-22
CIK 40443

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

No [ ]  Yes [X]

As of May 10, 2000 there were 13,598,807 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     MARCH 31,           SEPTEMBER 30,
                                                       2000                  1999
                                                   ------------         --------------
ASSETS
Current Assets:
     Cash                                          $    538,000         $     91,000
     Accounts receivable                              3,753,000            4,133,000
     Inventories                                      1,599,000            1,770,000
     Prepaid expenses and other                         350,000              408,000
                                                   ------------         ------------
              Total current assets                    6,240,000            7,302,000

Capitalized software                                  2,494,000            1,725,000
Property and equipment                                1,608,000            1,669,000
Goodwill, net of amortization                           464,000              292,000
      Other assets                                      141,000              178,000
                                                   ------------         ------------
TOTAL ASSETS                                       $ 10,947,000         $ 11,166,000
                                                   ============         ============
LIABILITIES

Current liabilities:
     Bank line of credit                              2,150,000            2,150,000
     Current portion of long-term debt                2,425,000            2,663,000
     Accounts payable                                 2,635,000            2,993,000
     Accrued expenses                                 2,168,000            2,670,000
     Deferred revenue                                 3,628,000            3,616,000
                                                   ------------         ------------
          Total current liabilities                  13,006,000           14,092,000

Long-term debt, excluding current portion             5,207,000            4,604,000
                                                   ------------         ------------
Total Liabilities                                    18,213,000           18,696,000
                                                   ------------         ------------
SHAREHOLDERS' DEFICIT
     Common stock                                     1,348,000            1,160,000
     Additional paid-in capital                      48,156,000           46,802,000
     Accumulated deficit                            (56,528,000)         (55,280,000)
Accumulated Other Comprehensive Loss:
     Foreign currency translation                      (242,000)            (212,000)
adjustment
                                                   ------------         ------------
TOTAL SHAREHOLDERS' DEFICIT                          (7,266,000)          (7,530,000)
                                                   ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 10,947,000         $ 11,166,000
                                                   ============         ============

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                    MARCH 31,                                  MARCH 31,
                                         --------------------------------         ---------------------------------
                                               2000               1999                2000                 1999
                                         ------------         -----------         ------------         ------------
Sales - Product                          $  3,348,000         $ 3,896,000         $  6,730,000         $  7,008,000
Sales - Service revenue                     2,276,000           3,672,000            5,539,000            8,326,000
                                         ------------         -----------         ------------         ------------
TOTAL SALES                                 5,624,000           7,568,000           12,269,000           15,334,000
                                         ------------         -----------         ------------         ------------
Cost of sales - Product                     2,330,000           1,800,000            4,171,000            4,045,000
Cost of sales - Service                     1,561,000           2,135,000            3,343,000            4,394,000
                                         ------------         -----------         ------------         ------------
TOTAL COST OF SALES                         3,891,000           3,935,000            7,514,000            8,439,000
                                         ------------         -----------         ------------         ------------
GROSS PROFIT                                1,733,000           3,633,000            4,755,000            6,895,000
                                         ------------         -----------         ------------         ------------
COSTS AND EXPENSES:
 Selling and administrative                 2,258,000           2,628,000            4,877,000            5,004,000
 Research and development                     212,000             338,000              552,000              605,000
 Depreciation                                  57,000             144,000              114,000              289,000
 Amortization of goodwill                      10,000             146,000               21,000              293,000
 Other, net                                    18,000             (56,000)               4,000              (56,000)
                                         ------------         -----------         ------------         ------------
                                            2,555,000           3,200,000            5,568,000            6,135,000
                                         ------------         -----------         ------------         ------------

OPERATING INCOME/(LOSS)                      (822,000)            433,000             (813,000)             760,000

Interest expense                             (204,000)           (171,000)            (430,000)            (340,000)
                                         ------------         -----------         ------------         ------------
INCOME/(LOSS) BEFORE INCOME TAXES          (1,026,000)            262,000           (1,243,000)             420,000

Provision for income taxes                         --              90,000                4,000               91,000
                                         ------------         -----------         ------------         ------------
NET INCOME/(LOSS)                        $ (1,026,000)        $   172,000         $ (1,247,000)        $    329,000
                                         ============         ===========         ============         ============
NET INCOME (LOSS) PER SHARE:
             BASIC AND  DILUTED          $      (0.08)        $      0.02         $      (0.10)        $       0.04
                                         ============         ===========         ============         ============
WEIGHTED AVERAGE SHARES
             BASIC AND DILUTED             12,367,682           9,332,641           11,976,951            9,332,641
                                         ============         ===========         ============         ============

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                          MARCH 31
                                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               2000                1999
                                                                -----------         -----------
NET INCOME (LOSS)
                                                                $(1,247,000)        $   329,000
Adjustments to reconcile net income to
net cash
  cash provided by operating activities:
    Depreciation and amortization                                   515,000             582,000
    Gain from disposal of assets                                         --             (56,000)
    Embedded interest                                                22,000                  --
    Stock issued in legal settlement                                 75,000                  --
  Changes in assets and liabilities:
       (Increase) decrease in:
           Accounts receivable                                      380,000            (503,000)
           Inventories                                              171,000              86,000
           Prepaid expenses                                          58,000             365,000
           Other assets                                              37,000             246,000
       Increase (decrease) in:
          Accounts payable                                         (358,000)          1,538,000
          Deferred revenue                                           12,000            (652,000)
          Accrued expenses                                         (199,000)           (899,000)
                                                                -----------         -----------
               NET CASH PROVIDED BY OPERATING ACTIVITIES           (534,000)          1,036,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                     (273,000)                 --
  Purchase of property, plant and equipment                         (59,000)           (136,000)
  Proceeds from disposal of assets                                       --              56,000
  Capitalized software costs                                     (1,147,000)                 --
                                                                -----------         -----------
               NET CASH USED IN INVESTING ACTIVITIES             (1,479,000)            (80,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                          1,445,000                  --
  Proceeds from issuance of debt                                    500,000                  --
  Principal payments on notes debt                                 (355,000)           (403,000)
                                                                -----------         -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,590,000            (403,000)
                                                                -----------         -----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                            (30,000)            125,000

Net increase in cash and equivalents                               (453,000)            678,000
Cash and equivalents, beginning of period                           991,000             856,000
                                                                -----------         -----------
Cash and equivalents, end of period                                 538,000           1,534,000
                                                                ===========         ===========
      Cash paid during the period for:

      Interest                                                  $   365,000         $   316,000
                                                                ===========         ===========
      Income taxes                                                    4,000               6,000
                                                                ===========         ===========

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Inventory

Inventories consists of the following at March 31, 2000:

Material and purchased sub-assemblies                                $  520,000

Support systems, spare parts and subassemblies, net                   1,298,000

Work in process                                                          32,000

Finished goods                                                           35,000

Less:  Reserves                                                        (286,000)
                                                                     ----------
       Total Inventory                                               $1,599,000
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

Note 5-Earnings Per Share

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended March 31, 2000. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the three-month period used to compute basic and diluted earnings per share is as follows:

                                                     March 31,    March 31,
                                                    ---------     --------
                                                      2000          1999

Weighted average common shares used
in computation of basic earnings per share          12,367,682     9,332,641

Effect of dilutive securities:
   Common stock options                                  *             *

Weighted average common and common-
share equivalents used in computation of
diluted earnings per share                          12,367,682     9,332,641

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

(1) MATERIAL CHANGES IN FINANCIAL CONDITION:

At the quarter ended March 31, 2000 the financial condition of the Company remains strained. The Company publicly announced a shift in its business focus from hardware and service to an emphasis on software development geared to the e-commerce industry. As the transition progresses management continues to invest heavily in technology development and the marketing of that technology. Though the Company remains undercapitalized management believes the investment in these areas are paramount to developing a solid "new economy" business for the future.

The Company considers fundamental balance sheet management and improvement in all of the key financial ratios to be a high priority matter for the immediate future. Management has been diligent in seeking capital from outside sources and during the quarter ended March 31, 2000 was successful in completing the sale of Rule 144 restricted common stock which raised $900,000. The sale was for 1,125,000 shares of common stock for $0.80 per share. Additionally, the Company was successful in closing a second round of the September 30, 1999 private placement during the quarter ended March 31, 2000 which raised an additional $500,000. Funds from both of these transactions are for working capital and debt reduction, and were reported in Form 10-Q for the period ended December 31, 1999. Management has also been notified from Boundless Corp., and in accordance with the agreement entered into on September 30, 1999(see Form 10-K for September 30, 1999), that Boundless intends to convert their $500,000 note due from General Automation, Inc. into another closing of that same private offering. Effectively, this means that the $500,000 short-term note due Boundless will be rolled into subordinated capital debt and out of current liabilities. (Also, see Subsequent Events below).

The most noteworthy change in financial condition for the quarter ended March 31, 2000 is in the Company's shareholder's equity section, and in long-term debt. As discussed above, stock was sold directly by the Company during the 2nd quarter 2000, and $500,000 in long-term debt was created. Additionally, employee stock options were exercised during the same quarter which approximated another $500,000 in stock sales. The combination of these transactions, along with the results of operations for the quarter quantify the nominal improvement in the shareholder's equity section from the year ended September 30, 1999.

(2) MATERIAL CHANGES IN RESULTS OF OPERATIONS:

In the Company's SEC Form 10-Q for the period ended December 31, 1999 the Company reported a shift in its business focus from service/database business to a more open e-commerce strategy. To that end the Company's sales and marketing efforts have focused on the development, promotion and release of proprietary software in the e-commerce/XML field. During the transition to this field revenues from the service/database business have begun to decline at a rapid rate as less effort is made towards developing new business in those areas. (Also see "Subsequent Events" below). Accordingly, declining revenues for the three and six month periods ended March 31, 2000 are reported at $5.6 million and $12.3 million respectively, versus $7.6 million and $15.3 million for the three and six month periods respectively ended March 31, 1999. Additionally, the Company signed a distribution agreement with Sun Micro Systems in fiscal 2000 and delivered the first hardware sales of that product during the quarter ended March 31, 2000. Those sales approximate $1.0 million of the product revenues for that quarter and include no associated software/service revenues which management hopes to develop for Sun MicroSystems in the future, though no assurances can be made that will happen. Because hardware-only sales produce a low gross-margin benefit, the gross margin for the quarter ended March 31, 2000 was adversely affected as compared to the same quarter 1999, contributing significantly to the net results of operations for the March 2000 quarter.

Cost of sales for the period ended March 31, 2000 reflects an increase in relation to total revenues from the same quarter in 1999 with a decline in the related gross profit margin. In addition to effects of the sale of the Sun Microsystems hardware discussed above, management attributes these effects to a shift in sales strategy to the e-commerce business. Sales and marketing effort are geared toward that arena and away from the database software sales, which the Company is now attempting to sell-off.(See "Subsequent Events" below). Because the Company is in the process of transitioning to new products, Management believes that the low gross margin for the quarter ended March 31, 2000 will improve as higher margin software sales are realized in the near future and become a larger part of the sales mix.

Total cost and expenses for the three months ended March 31, 2000 are reported at 20% less than costs for the same period in 1999, and improved by over 9% for the six month period ended March 31, 2000 over the same six months for 1999. Management attributes this improvement to efficiencies put into place during all of 1999 which included down-sizing certain operational areas and by holding down the number of employees within the Company, mostly through attrition. These savings are evident even though there has been a significant increase in marketing costs associated with the launching of the GAeXpress business, previously reported, and the launching of products associated with that anticipated business opportunity.

Management attributes the reported loss of $1.026 million versus a profit of $172 thousand for the three months ended March 31, 2000 and 1999 respectively, to the decline in revenues and the delivery of lower-margin hardware-sales, as discussed above, included in those reported revenues. Management expects the decline in revenues will continue through this transition period, until revenues are recognized from the sale of recently released e-commerce software.

SUBSEQUENT EVENTS:

Subsequent to the quarter ended March 31, 2000 the Company entered into the following significant transaction:

1. In May 2000 the Company entered into an agreement with Pick Systems, Inc. to sell the Company's database software business to Pick for $6.5 million. Under terms of the proposal,

     Pick would pay to the Company an immediate $3.0 million in cash, and pay the remaining $3.5 million over time under terms and conditions to be agreed upon. Management considers the sale of this portion of the Company's business to be in line with its strategy of moving away from the database business into the sale of e-commerce UDA and XML software. The transaction with Pick Systems is anticipated to give rise to a substantial gain from the sale of these assets, and is subject to further due-diligence on the part of Pick. Management can make no assurances the sale will ultimately close as expected or that the anticipated gain will be realized. The revenues to be lost from the sale of this business, while approximating $8.0 million, are, in management's opinion, a contributing factor to losses sustained by the Company over its recent history, including the current quarter.

2. The Company entered into a letter of intent with an Allen Capital, LLC., an investment-banking firm, whereby that firm, for a fee and on a best-efforts basis, would raise a minimum of $3.5 million and maximum of $10 million in capital through the sale of 8% convertible preferred stock. The Company intends to pursue the closing of this transaction which is contingent upon the completion of a number of due-diligence requirements. Management can make no assurances that this transaction will ultimately close.

Use of the funds generated from the above transactions, will be used for working capital and the reduction of debt, including bank debt.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

Subsequent to the quarter ended March 31, 2000, the Board of Directors elected Jane Christie Chairman, President and Chief Executive Officer, succeeding Robert McClure who remains on the Board.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 -- Financial Data Schedule

Reports on Form 8-K -- None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
------------------------
Registrant

/s/ Jane M. Christie                                         May 17, 2000
----------------------------------------------               -------------
    Jane M. Christie                                         Date
    President and Chief Executive Officer

/s/ Richard H. Nance                                         May 17, 2000
----------------------------------------------               -------------
    Richard H. Nance                                         Date
    Vice President and Chief Financial Officer