Form 10-Q
period 2000-06-30
GENERAL AUTOMATION INC
filed 2000-08-18
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
             (Exact name of registrant as specified in its charter).

                DELAWARE                                  95-2488811
    (State or other jurisdiction of               (I.R.S. employer I.D. No.)
     incorporation or organization)

17731 MITCHELL NORTH, IRVINE, CALIFORNIA                     92614
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

As of August 4, 2000 there were 13,648,807 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                   JUNE 30,         SEPTEMBER 30,
                                                     2000               1999
                                                 ------------       -------------
ASSETS
Current Assets:
   Cash                                          $    161,000       $    991,000
   Accounts receivable                              2,109,000          4,133,000
   Inventories                                      1,508,000          1,770,000
   Prepaid expenses and other                         353,000            408,000
                                                 ------------       ------------
         Total current assets                       4,131,000          7,302,000

Capitalized software                                2,549,000          1,725,000
Property and equipment                              1,678,000          1,669,000
Goodwill, net of amortization                         446,000            292,000
      Other assets                                    282,000            178,000
                                                 ------------       ------------
TOTAL ASSETS                                     $  9,086,000       $ 11,166,000
                                                 ============       ============
LIABILITIES

Current liabilities:
   Bank line of credit                              2,143,000          2,150,000
   Current portion of long-term debt                2,427,000          2,663,000
   Accounts payable                                 2,611,000          2,993,000
   Accrued expenses                                 2,212,000          2,670,000
   Deferred revenue                                 3,163,000          3,616,000
                                                 ------------       ------------
         Total current liabilities                 12,556,000         14,092,000

Long-term debt, excluding current portion           5,190,000          4,604,000
                                                 ------------       ------------
Total Liabilities                                  17,746,000         18,696,000
                                                 ------------       ------------
SHAREHOLDERS' DEFICIT
   Common stock                                     1,348,000          1,160,000
   Additional paid-in capital                      48,156,000         46,802,000
   Accumulated deficit                            (57,854,000)       (55,280,000)
   Accumulated Other Comprehensive Income:
   Foreign currency translation adjustment           (310,000)          (212,000)
                                                 ------------       ------------
TOTAL SHAREHOLDERS' DEFICIT                        (8,660,000)        (7,530,000)
                                                 ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT      $  9,086,000       $ 11,166,000
                                                 ============       ============

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                               JUNE 30,                          JUNE 30,
                                    ----------------------------      ----------------------------
                                         2000            1999              2000            1999
                                    ----------------------------      ----------------------------
Sales - Product                     $  2,462,000    $  4,120,000      $  9,192,000    $ 11,128,000
Sales - Service revenue                2,357,000       3,204,000         7,897,000      11,530,000
                                    ----------------------------      ----------------------------

TOTAL SALES                            4,819,000       7,324,000        17,089,000      22,658,000
                                    ----------------------------      ----------------------------

Cost of sales - Product                1,454,000       2,017,000         5,625,000       6,063,000
Cost of sales - Service                1,358,000       2,222,000         4,701,000       6,616,000
                                    ----------------------------      ----------------------------

TOTAL COST OF SALES                    2,812,000       4,239,000        10,326,000      12,679,000
                                    ----------------------------      ----------------------------

GROSS PROFIT                           2,007,000       3,085,000         6,763,000       9,979,000
                                    ----------------------------      ----------------------------

COSTS AND EXPENSES:
   Selling and administrative          2,622,000       2,562,000         7,499,000       7,640,000
   Research and development              398,000         (70,000)          950,000         534,000
   Depreciation                           51,000         131,000           165,000         420,000
   Amortization of goodwill               10,000         162,000            31,000         455,000
   Other, net                            (32,000)        (26,000)          (27,000)       (156,000)
                                    ----------------------------      ----------------------------
                                       3,049,000       2,759,000         8,618,000       8,893,000
                                    ----------------------------      ----------------------------

OPERATING INCOME/(LOSS)               (1,042,000)        326,000        (1,855,000)      1,086,000

Interest expense                        (264,000)       (238,000)         (694,000)       (578,000)
                                    ----------------------------      ----------------------------

INCOME/(LOSS) BEFORE INCOME TAXES     (1,306,000)         88,000        (2,549,000)        508,000

Provision for income taxes                20,000              --            24,000          91,000
                                    ----------------------------      ----------------------------

NET INCOME/(LOSS)                   $ (1,326,000)   $     88,000      $ (2,573,000)   $    417,000
                                    ============================      ============================

NET INCOME (LOSS) PER SHARE:

      BASIC AND DILUTED             $      (0.10)   $       0.01      $      (0.21)   $       0.04
                                    ============================      ============================

WEIGHTED AVERAGE SHARES
      BASIC AND DILUTED               13,483,307       9,332,641        12,482,769       9,332,641
                                    ============================      ============================

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                      JUNE 30,
                                                           -----------------------------
                                                               2000              1999
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                          $(2,573,000)      $   417,000
Adjustments to reconcile net income to net cash
   Cash provided by operating activities:
      Depreciation and amortization                            893,000           875,000
      Gain from disposal of assets                                  --           (56,000)
      Embedded interest                                         22,000                --
      Stock issued in legal settlement                          75,000                --
   Changes in assets and liabilities:
      (Increase) decrease in:
         Accounts receivable                                 2,024,000          (864,000)
         Inventories                                           262,000           415,000
         Prepaid expenses                                       55,000           424,000
         Other assets                                         (104,000)          455,000
      Increase (decrease) in:
         Accounts payable                                     (382,000)        1,601,000
         Deferred revenue                                     (453,000)         (743,000)
         Accrued expenses                                     (158,000)        1,341,000)
                                                           -----------       -----------
            NET CASH PROVIDED BY OPERATING ACTIVITIES         (339,000)        1,183,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                               (273,000)               --
   Purchase of property, plant and equipment                  (152,000)         (195,000)
   Proceeds from disposal of assets                                 --            56,000
   Capitalized software costs                               (1,548,000)         (496,000
                                                           -----------       -----------
            NET CASH USED IN INVESTING ACTIVITIES           (1,973,000)         (635,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                    1,445,000                --
   Proceeds from issuance of debt                              500,000                --
   Proceeds from extinguishing of debt                                           216,000
                                                           -----------       -----------
   Principal payments on notes debt                           (365,000)         (519,000)
                                                           -----------       -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES            1,580,000          (303,000)
                                                           -----------       -----------
EFFECTS OF EXCHANGE RATE CHANGES ON CASH                       (98,000)          109,000

Net increase in cash and equivalents                          (830,000)          354,000

Cash and equivalents, beginning of period                      991,000           856,000
                                                           -----------       -----------

Cash and equivalents, end of period                            161,000         1,210,000
                                                           ===========       ===========

      Cash paid during the period for:

      Interest                                             $   640,000       $   464,000
                                                           ===========       ===========
      Income taxes                                              24,000             6,000
                                                           ===========       ===========

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Inventory

Inventories consists of the following at June 30, 2000:

Material and purchased sub-assemblies                         $  468,000

Support systems, spare parts and subassemblies, net            1,274,000

Work in process                                                   24,000

Finished goods                                                    28,000

Less:  Reserves                                                 (286,000)
                                                              ----------

          Total Inventory                                     $1,508,000
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

Note 5 - Earnings Per Share

The Financial Accounting Standard Board has issued Statement No. 128, "Earnings per Share" which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of basic and diluted earnings per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. The Company has adopted Statement No. 128 for the periods ended June 30, 2000. All prior earnings per share amounts have been restated to conform to the new Statement.

The weighted average number of common shares and common share equivalents outstanding during the three-month period used to compute basic and diluted earnings per share is as follows:

                                                 June 30,        June 30,
                                                   1999            2000
                                                ----------      ----------
Weighted average common shares used
in computation of basic earnings per share       9,332,641      13,483,307

Effect of dilutive securities:
   Common stock options

Weighted average common and common-
share equivalents used in computation of
diluted earnings per share                       9,332,641      13,483,307

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

(1)   MATERIAL CHANGES IN FINANCIAL CONDITION:

At the quarter ended June 30, 2000 the financial condition of the Company remains strained with signs of deterioration. The Company's net working capital deficit grew from a negative $6.8 million at September 30, 1999 to a negative $8.4 million at June 30, 2000. Total shareholder deficit also grew from $7.5 million at September 30, 1999 to a negative $8.7 million at June 30, 2000 reflecting the losses reported year to date.

The Company continues to consider fundamental balance sheet management and improvement in all of the key financial ratios to be a high priority matter for the immediate future. The Company has for all of fiscal 2000 been shifting the focus of its core business from database software sales and related hardware sales, to a new line of internally developed e-commerce, web-enabling computer software sales. These products are designed to assist the multi-value customers, or Pick base customers, to migrate to a web-enabled business strategy for their future growth in the e-commerce arena. As these products are developed, the Company's legacy business continues to decline as resources are shifted from marketing the Pick database products, to the new technology discussed above. As a result, revenues for the quarter ended June 30, 2000 as well as the year to date revenues, continue to decline, reflected in the almost 50% decline in the Company's accounts receivable. The decline in accounts receivable is the most noteworthy of the change in balance sheet accounts.

Subsequent to the quarter ended June 30, 2000 the Company sold its multi-value database business and technology to Pick Systems, Inc. of Irvine, CA. On August 2, 2000, General Automation, Inc. ("GA") sold its line of Pick-based database management products and related assets for $2,500,000 in cash, a Promissory Note in the principal amount of $500,000 and royalties in an amount equal to 20% of certain sales made by Pick Systems during the twenty-four month period commencing August 1, 2000. The Note does not bear interest and is due and payable in full on December 31, 2000.

The assets sold to Pick Systems consisted of (a) the line of products previously sold by GA under the names R83, R91, Mentor Operating Environment (MOE), Mentor PC/OS, mv.Base, mv.Enterprise, mv.PRO, Sequoia PICK, Sequoia PRO, PICK O/A, CIE PICK and PICK64+; (b) all intellectual property unique to those products, including trademarks; (c) the service contracts related to those products; (d) all accounts receivable derived from service contracts pertaining to those products, and (e) certain other related assets. (see SEC Form 8-K dated August 14, 2000) (see SEC Form 8-K dated August 14, 2000. Management stated in that 8-K filing that the proforma effect on the Company's financial statements will be filed at a later date in an amended 8-K filing).

The Company's cash position, and cash-flow from operations continue to be a concern for management. The Company managed to retire the $2.2 million in debt owed to its primary lender, Comerica Bank, subsequent to the quarter ended June 30, 2000 from proceeds received from the sale of its database business to Pick Systems (discussed above). However, the Company will need to raise cash from outside sources, either through debt or equity transactions, in order to maintain the liquidity necessary for daily operations. Management continues to work with lenders and hopes to replace the credit line at Comerica Bank with another lender, though no assurances can be made that those efforts will prove successful.

(2)   MATERIAL CHANGES IN RESULTS OF OPERATIONS:

As discussed above, the Company has been shifting resources and efforts to internally developed proprietary software and away from its database software for fiscal 2000. As a result, the Company is reporting declines in its revenues for the quarter ended June 30, 2000 to $4.8 million versus $7.3 million, and for the nine months ended June 30, 2000 of $17.1 million versus $22.7 million. As the Company continues to transition to its focus of selling proprietary web-enabling software, Management expects this declining trend to continue until those products are marketed and shipped. It is the Company's goal to complete those marketing and sales efforts in the fourth quarter of fiscal 2000 and into fiscal 2001, through the exact timing of delivery is uncertain.

Cost of sales and the related gross profit margins have remained relatively unchanged between the comparative periods. On a going forward basis, management expects those costs and gross margins will improve as high-margin software sales begin to replace lower-margin hardware and service revenues. As previously discussed, it is the intention of management to focus its future business primarily towards software sales.

Costs and Expenses, though showing an increase for the quarter ended June 30, 2000 over the same quarter in 1999, are down for the nine months ended June 30, 2000 versus the nine months ended June 30, 1999. The significant increases for the current periods are primarily centered in marketing costs (included in the Selling & Administrative Expenses) and research & development. In previously filed Forms 10-Q's for fiscal 2000 management indicated that the Company expects to continue investing in technology and the marketing of that technology as it enters the e-commerce economy. Management expects that trend to continue throughout the remainder of fiscal 2000 and into 2001.

The Company is reporting a net operating loss of $1.0 million versus a profit of $326K for the three months ended June 30, 2000. For the nine months ended June 30, 2000 the total operating loss is reported at $1.9 million versus a $1.1 million profit for the same period in 1999. Total net losses for the three and nine months periods ended June 30, 2000 is reported at $1.3 ($0.10 per share) and $2.6 million ($0.21 per share) respectively. Profits of $88K ($.01 per share) and $417K ($0.04) were reported for the three and nine month comparable periods in 1999. Management attributes the losses for the current periods to the previously discussed revenue declines and increased marketing and R&D expense.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
N/A

                    GENERAL AUTOMATION, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

On August 14, 2000 the Company filed Form 8-K, Item 2 - Acquisition or Disposition of Assets. In that filing, the Company indicated that required proforma financial statements would be filed via an amended Form 8-K on or about September 29, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
Registrant


/s/ Jane M. Christie                      August 18, 2000
-------------------------------------     -------------------------------------
Jane M. Christie                          Date
President and Chief Executive Officer


/s/ Richard H. Nance                      August 18, 2000
-------------------------------------     -------------------------------------
Richard H. Nance                          Date
Vice President and Chief Financial
Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
 27             FINANCIAL DATA SCHEDULE