Form 10-K
period 2000-09-30
GENERAL AUTOMATION INC
filed 2001-01-16
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    for the fiscal year ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    for the transition period from                       to
                                   ---------------------    --------------------

                          Commission file number 0-5260


                            GENERAL AUTOMATION, INC.
               ---------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                               95-2488811
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


   17731 Mitchell North, Irvine, CA                               92614-1595
----------------------------------------                     -------------------
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

                          Common Stock, $.10 par value
                     ---------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of January 8, 2001 was $5,888,506 based on the average of the bid and asked prices for the Registrant's stock, as traded on the "Electronic Bulletin Board".

On December 31, 2000 14,721,265 shares of the Registrant's common stock, $.10 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                            GENERAL AUTOMATION, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

     ITEM 1.  BUSINESS.....................................................   3

     ITEM 2.  PROPERTIES...................................................   9

     ITEM 3.  LEGAL PROCEEDINGS............................................   9

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   9

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................  10

     ITEM 6.  SELECTED FINANCIAL DATA......................................  10

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................  12

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...  14

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................  14

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.....................................  15

PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  15

     ITEM 11. EXECUTIVE COMPENSATION.......................................  16

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...............................................  18

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  19

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.....................................................  19

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

GENERAL

         Historically, General Automation, Inc. ("GA" or the "Company") provided computer hardware maintenance and software support services to several thousand end users throughout the United States. The Company also integrates computer hardware manufactured by other companies with proprietary and non-proprietary software to meet the requirements of its customers' specific applications, and installs and supports the integrated systems. The Company also sold a line of proprietary multivalue database software products, and a line of connectivity products and middleware products designed to allow easy communication and transfer of data between multivalue databases and other widely used software products such as Microsoft products and JAVA products. The Company has also developed a line of products and software tools that enable e-commerce standards-based enterprise data access and interchange among trading partners. Although the Company's operations historically are conducted primarily in the United States, the Company also conducts operations through subsidiaries in Canada, Australia and the United Kingdom.

RECENT DEVELOPMENTS

         Effective August 2000, the Company sold its proprietary multi-value database software business to Pick Systems, Inc.(see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Additionally, subsequent to the year ended September 30, 2000, the Company announced its intention to sell its computer maintenance business to a third party buyer with an anticipated closure on the transaction to take place on or about January 31, 2001. These combined transactions, historically and on a going-forward basis account for the largest sources of revenues for the Company. Assuming the sale of the hardware maintenance business is consummated, the Company will be relying on sales of software product recently developed and products to be developed. In accordance with SFAS 16 and APB Opinion 30 both of these transactions are being treated as "discontinued operations" for purposes of financial reporting.

         The Company's principal executive offices are located at 17731 Mitchell North, Irvine, California, and its telephone number is (949) 250-4800. Unless the context otherwise requires, the "Company" or "GA" or "GAeXpress" refer to General Automation, Inc. and its consolidated subsidiaries.

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

         Recent Operating Losses; Deficit Net Worth: The Company has incurred operating losses in four of its last five fiscal years. There can be no assurance that the Company will be able to achieve or sustain profitable operations in the future. As of September 30, 2000, the Company had a deficit net worth of $7.4 million (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Working Capital Deficiency; Cash Flow Constraints. As of September 30, 2000, the Company had a material working capital deficiency. Accordingly, the Company continues to operate under severely restricted cash resources, which requires that the Company carefully manage and monitor its cash position. (See "Financial Statements and Supplementary Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

SERVICE AND SUPPORT - DISCONTINUED

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

         GA offers three basic types of service and support, hardware maintenance services, software support services, and professional services. Subsequent to the year ended September 30, 2000 the Company announced its intention to sell the hardware support division. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

         Hardware Maintenance

         GA provides on-site hardware maintenance services for computer equipment sold by GA as well as a wide variety of computer systems, workstations, tape drives, disk subsystems, terminals, communications devices, printers and other peripherals sold by other companies. These services are provided primarily by GA employees operating out of one of the Company's field service offices located throughout the United States. In some areas, however, the work is performed by subcontractors managed by the Company. Subsequent to the year ended September 30, 2000 the Company announced its intention to sell this division. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

         Software Support

         GA also provides software support services for GA's proprietary software products as well as the various operating systems on which they run, such as AIX, UNIX, UnixWare, OS/2, Novell NetWare, Windows 95 - 98, Windows NT and MS DOS. These services are provided by phone, by remote access to the customer's system, and on-site, and are provided primarily out of GA's offices in California, Massachusetts, and New York.

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

SYSTEM SALES - DISCONTINUED

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

         The systems sold by the Company are sold by it directly to the end user as well as through a group of over 200 value-added resellers. The Company and its value-added resellers focus their system sales on key vertical markets, such as healthcare, finance, manufacturing, distribution, government, collection agencies and insurance. Subsequent to the year ended September 30, 2000 the Company announced its intention to sell this division. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

PROPRIETARY SOFTWARE - DISCONTINUED

         MultiValue Database Software

         The Company offered a line of proprietary multivalue database software products, which are based on the Pick Operating System. The multivalue database is based on a file structure that is multi dimensional. Some of these products are designed to run native (without an underlying operating system), while others are designed to run in concert with various operating systems, including UNIX, AIX and Windows NT. The Company believes that among the most distinctive characteristics of its multi-dimensional database products are their relative ease of use, English-like information management and retrieval language, and the speed they offer in the handling of large and complex databases. The Company's proprietary software line is comprised of the following:

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

         Effective August 2000 the Company sold all of the above technology, with the exception of Power95Plus, to Pick Systems, Inc.(see "Management's Discussion and Analysis of Financial Condition and Results of Operations"), as well as the related support contracts.

PRODUCTS - CONTINUING OPERATIONS

         GA eXpress' product offering is designed for businesses that need the most flexible and fastest way to implement e-business platforms, and have been designed with the business programmer in mind.

         GA eXpress solutions are easier and faster for business programmers to learn, develop on and maintain, and while enabling faster implementation and the flexibility to meet changing e-business requirements. Unlike some very complex or proprietary tools used today, GA eXpress' solutions are based on Microsoft-standard Application Programming Interfaces and employ a powerful, yet easy-to-use and intuitive Graphical User Interface (GUI) to assist in the design of applications, both in terms of extracting the valuable data from incoming XML, accessing LOB applications and data, and producing XML to send or reply to business partners.

         Selva Server

         Selva (codename) from GA eXpress is a B2B software server that connects legacy line-of-business applications and databases to e-business exchanges and trading partners over the Internet. It simplifies and streamlines the process of configuring and managing inter-business transaction workflow and LOB connectivity by using XML-based components that are all World Wide Web Consortium (W3C) standards compliant. It can be customized by everyday business programmers rapidly, and provides a facility to automatically expose LOB data as Web Services.

         Selva monitors all e-business messages, determines the message type, executes appropriate translator components so it is in the desire format and then moves the resulting e-business message throughout the correct process components to completely satisfy predetermined business rules. Included in the server products is the Administrator which is a Microsoft Management Console snap-in that administers the Server and supports "hot updates" allowing the Administrator to add new e-business functionality without having to shut down the server. Primary components of Selva include:

         Server IDE for Defining
         Data Access (DB Doclet)
         Senders (SMTP, HTTP(S), FTP)
         E-business Integration Server Run Time
         Server (Windows NT service)
         Transformation XSLT Generator
         Business Logic via VB Components
         Business Process Flow Administrative Console (MMC snap-in)

         With Selva, companies can participate in electronic trading networks with their business partners, rapidly, and without extensive or complex programming or customization. Selva is especially beneficial for companies with a mixed IT systems environment that may include well-established line-of-business systems that use dissimilar hardware, operating systems, and databases.

         Companion Tools Bundled with Server

         Designer

         Designer is a Windows-based tool for defining all aspects of how a business handles given e-business messages. This is a "point and click" tool that includes the ability to:

         Define Translator components which handle conversions between XML document standards using XSLT
         Define a Pipeline or Process Components for a given e-business message Build reusable Process Components which encapsulate a portion of the business logic for processing an e-business message

         BizDOM

         BizDOM is GA eXpress' Language Extender for XML. It is an ActiveX control that extends Microsoft compatible programming languages to support a more productive syntax for expressing business logic involving XML documents faster and more accurately than previously possible. Supported by languages for building Process Components in the Designer include Visual Basic, JScript, and VBScript.

         ePath Suite of Products

         In addition to the above products that will be used by a wide variety of businesses in the SME market, GA eXpress also has developed the ePath suite of products for the MultiValue (PICK) market.

         eTools Series

         The series of eTools development kits provides the right environment for maximizing client/server e-commerce, Web transactions, custom database-to-database applications and other functions of e-business.

         eTools XML: eTools XML is a groundbreaking product that migrates MultiValue data into the XML hierarchical data language, which has received much attention for its proficiency in dynamic e-business environments.

         eTools OLE DB: eTools OLE DB allows businesses that need the highest database performance to develop MultiValue-access applications that retain the data's hierarchical nature with Microsoft's OLE DB.

         eTools ODBC: eTools OCBC enables quick development of robust ODBC-compliant applications for Web access or mainstream Windows use that can be built from PICK/BASIC.

         eTools JDBC (Java): With eTools JDBC, business that emphasize Web browsers, Web servers and UNIX systems can open their MultiValue systems to Java. Java developers can easily exploit the full capabilities of object-oriented programming without concern for database syntax.

         eDesigner

         Available in the ODBC and OLE DB products, eDesigner is an easy-to-use Windows-based tool for mapping, directing and administering the data and data paths that are to be utilized by the client system. The output from ODBC eDesigner can also be used in the Java environment.

         Services

         GA eXpress' Professional Services group provides a range of custom and packaged consulting programs in order to help customer build and deploy their e-business applications. Working with customers to understand their business goals and issues, the Professional Services group will offer such critical services as installation and set-up, network infrastructure and application development, configuration and deployment, hardware and software support, Internet and web support, analysis and documentation. GA eXpress' team of consultants are thoroughly trained in the industry's most advanced standards-based technologies that support e-commerce and have the appropriate industry certifications. The group provides support for its clients worldwide, 24 hours a day, 7 days a week.

         ("Windows" is a registered trademark of MicroSoft, Inc.)

FOREIGN OPERATIONS AND EXPORT SALES FROM CONTINUING OPERATIONS

         The Company's foreign sales were the majority of total revenues in the fiscal years reported. These revenues were generated primarily through the sale, installation and maintenance of computer systems in Australia and the distribution and support of software in the United Kingdom. (See Notes to the Company's Financial Statements included in this Report on Form 10-K for additional information relating to the Company's foreign operations, including financial information concerning operations by major geographic areas.)

COMPETITION

         The Company faces competition in its three primary areas of business; software sales, systems sales and service. Companies which General Automation, Inc. considers its primary competitors in each of the three categories include:

         o System sales - IBM, Data General, Digital Equipment Corp. and Hewlett-Packard.

         o Service - Wang, AT&T and IBM.

PRODUCT DEVELOPMENT

         Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products, particularly in the area of providing standards-based solutions that enable e-business and e-partnering. During fiscal 2000, the Company spent approximately $ 1,000,000 for product research and development, compared to $0 in fiscal 1999 and 1998. Certain development costs relating to computer software are capitalized in accordance with Statement No. 86 of the Financial Accounting Standards Board, while all other costs associated with product development are charged to operations as incurred.

COPYRIGHTS AND TRADEMARKS

         The Company holds trademark registrations protecting certain of its trademarks. The Company's proprietary software products are protected by copyright. The Company currently has approximately 150 claims against three patents pending.

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

EMPLOYEES

         As of September 30, 2000, the Company had approximately 130 employees, 95 of whom are employed within the U.S. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union. As discussed earlier, the Company intends to sell its Service Division on or about January 31, 2001. Management estimates 60-65 employees will go with that sale, and will have approximately 30-35 employees remaining in the U.S. operations. Non-U.S. employees will not be affected by the Service Division sale.

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

ITEM 2.  PROPERTIES

         The Company's headquarters and principal operations are located in a facility of approximately 20,000 square feet in Irvine, California, which the Company purchased in February 1995. This building was sold subsequent to the year ended September 30, 2000 and is rented on a month-to-month basis. The Company also leases an additional 10,000 square feet of space used principally for shipping/receiving in Irvine, California. The Company's engineering and support personnel are located in leased facilities in Bohemia Long Island, New York and Hudson, Massachusetts. The Company also leases space in ten states, primarily for sales and service offices. The Company's subsidiaries in Australia, Canada and the United Kingdom also lease their facilities. In management's opinion, the Company's facilities are adequate for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         In 1991 a lawsuit was brought against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel vs. General Automation and Maxial Systems, Inc., which asserted, among other things, that the Company was responsible for damages resulting from an allegedly defective computer system sold by the Company to the Congress Hotel and Convention Center. In December 1999, the Company settled this lawsuit. Under the terms of the settlement, the Company has paid the plaintiff cash payments totaling $75,000, and has agreed to pay the plaintiff an additional $225,000, together with interest at the rate of 6.25% per year, in twenty-four equal monthly installments commencing in January 2000. The Company has also issued 125,000 shares of the Company's common stock to the plaintiff in connection with the settlement. The terms of the settlement provide that, if the Company defaults in the payment of the monthly installments referred to above, the plaintiff will be entitled to the entry of judgment against the Company in the amount of $450,000, less (a) the total of the monthly payments made by the Company prior to the default giving rise to the entry of judgment, and (b) if the default occurs after the first anniversary of the settlement, an amount equal to 60% of the market value, at that time, of the 125,000 shares of the Company's stock issued to the plaintiff in connection with the settlement. At September 30, 2000 the Company was current and in compliance with this agreement.

         On April 15, 1999, General Automation filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was General Automation's independent auditors from 1991 through 1996. The action asserts that PriceWaterhouse was negligent in its audits of General Automation's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. General Automation seeks general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. Subsequent to the year ended September 30, 2000 this suit was resolved.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

         The Company's common stock is quoted on the "Electronic Bulletin
Board."

         The following table sets forth the high and low bid prices of the Company's common stock of the Company's common stock for each of the periods indicated as reported on the "Electronic Bulleting Board".

                                                        Bid Prices
                                                    ------------------
Fiscal Year Ended September 30, 1999                High           Low
                                                    ----           ---
       First Quarter                                1.00           .15
       Second Quarter                                .76           .20
       Third Quarter                                 .90           .53
       Fourth Quarter                                .87           .47


                                                        Bid Prices
                                                    -------------------
Fiscal Year Ended September 30, 2000                High           Low
                                                    ----           ---
       First Quarter                                 .88            .54
       Second Quarter                               4.63            .60
       Third Quarter                                2.72           1.00
       Fourth Quarter                               1.04            .63

DIVIDEND POLICY

         The Company has never paid a dividend on its common stock. Given the Company's present financial condition, the Company does not expect to pay any dividends in the foreseeable future.

RECORD HOLDERS

         The approximate number of holders of record of GA's outstanding common stock as of December 15, 2000 was 900.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected historical consolidated financial data for the Company for each of the years ended September 30, 2000, 1999, 1998, 1997 and 1996, which has been derived from audited financial statements. The following table should be read in conjunction with (a) the audited consolidated financial statements of the Company and notes thereto as of and for the three years ended September 30, 2000; and (b) "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                    YEAR(S) ENDED SEPTEMBER 30 (NOTE 1,2 & 3)
                  (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                  2000         1999         1998        1997(2)      1996(3)
                                -------      -------      --------      -------      -------
OPERATING DATA:

Revenues                        $ 5,070      $ 4,731      $  5,148      $ 4,586       $    0

Income (loss) from
  continuing operations          (2,463)         (18)         (616)         306            0

Income (loss) from
  discontinued operations           373       (2,732)      (11,783)        (820)         275

Extraordinary Gain                    0        3,505           -0-          -0-          -0-

Net income (loss)                (2,090)         791       (12,399)        (514)         275

Basic and diluted
Net income (loss) per share     $ (0.16)     $  0.08      $  (1.33)     $  (.06)      $  .03

BALANCE SHEET DATA:

Working capital (deficiency)     (5,288)      (5,712)       (5,214)      (2,385)        (865)

Total assets                      5,202        6,396         5,339        5,002        2,640

Long-term obligations             5,171        4,604         2,210        3,269        1,072

Shareholders' equity (deficit)   (7,392)      (7,530)       (7,927)       2,688          703

--------------
(1) No dividends have been paid on the Company's common stock during any of the periods presented. (See "Market for the Company's Common Equity and Related Stockholder Matters.")

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

DISCONTINUED OPERATIONS

         On August 2, 2000 the Company sold its database software business division to Pick Systems, Inc.

         Subsequent to the year ended September 30, 2000 the Company announced its decision to sell its maintenance contract business and scheduled for completion on or about January 31 , 2001. In accordance with SFAS 16 and APB Opinion 30, both of these transactions are being treated as discontinued operations.

OVERVIEW

         The Company has been aggressively pursuing a strategy of shedding what management considers non-strategic business units. In this regard, with the exception of results from its foreign subsidiaries has effectively sold off its historic sources of revenues; database software and maintenance service contracts. It is the intention of management to replace these lost revenues with sales generated from its e-path product suite and its "selva" server product. While the e-path suites have been released for sale, the selva line is expected to be released into alph/beta stages during the second quarter of fiscal 2001.

         Seriously under-capitalized and illiquid, the Company continues seeking funds from outside sources, and selling assets to finance the development and marketing of its software lines. Subsequent to the year ended September 30, 2000 the Company sold its corporate headquarters building to generate cash and reduce debt. Additionally, and as discussed above, the Company intends to sell its service division which management considers non-strategic to the long term growth of company operations.

RESULTS OF OPERATIONS

         Revenues reported for the periods ended September 30, 2000, 1999 and 1998 from continuing operations are relatively flat, and are being generated mostly from the Company's foreign subsidiaries in Australia and the UK. The Company expects no material changes in the revenues from its foreign subsidiaries, but would expect revenues to grow during fiscal 2001 as its new product lines are released and marketed in the US operations. If the Company is unable to complete work on this new technology and market it in a timely fashion, management expects revenues and the results of operations would remain relatively unchanged in the near future.

         Cost of sales for the periods reported reflect an increase in fiscal 2000 versus 1999 and 1998. The Company expects that as it moves more into high-margin software sales being generated from US operations, the gross margin should improve over-all.

         Total operating expenses, while fairly stable from 1998 to 1999, show a dramatic increase for the year ended September 30, 2000. This increase is centered primarily in an increase of $1,000,000 in research and development costs and, to a smaller degree, impairment of goodwill associated with the Australian subsidiary. As discussed, the Company has been working on substantially newer software products which are in various stages of development. The Company expects R&D expenses will continue to climb in the foreseeable future as products are being developed.

         Losses from discontinued operations contribute significantly to the net losses reported. The net income reported for fiscal 1999 includes an extraordinary gains from debt settlements of $3.5 million, and the reported loss in fiscal 2000 includes a gain on disposal of $4.1 million. On a going-forward basis, management expects losses will continue to be reported for the foreseeable future, or at least until its Selva product is completed and released.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company was and remains critically short on cash and cash flow. The Company has no plans for any capital expenditures and continues to focus on raising funds from outside sources to finance daily operations. While total liabilities have declined between the reporting periods, the Company's working capital and net equity positions are significantly in the negative.

         Subsequent to the year ended September 30, 2000 the Company paid in full its outstanding bank line of credit, and sold its corporate office building allowing the Company to reduce debt further. However, the Company will still have to raise funds from outside sources, with as debt or equity, in order to meet its obligations and continue to operate.

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

         The Company continues to believe its future lies with its ability to undertake and complete an expanded strategic direction, called "ePath," in the year 2001 and beyond. General Automation, which had been recognized as a leading provider of enterprise-wide database business solutions and data migration tools for the multivalue market, believes its expanded strategy will help solve a growing crisis for its customers by enabling them to perform e-commerce in the new, Internet-driven economy.

         The release of its e-path suite, and the continuing development of its selva server line will be critical for the future of the Company. Until those events materialize, the Company will rely on cash generated from the sale of assets and the operations of its foreign subsidiaries, and continue seeking sources of funds.

GOING CONCERN COMMENT AND MANAGEMENT'S PLAN OF ACTION

         The Company's independent auditors' reports for the years ended September 30, 1998, 1999 and 2000 contain a "going concern" matter of special emphasis paragraph. The primary steps which management will focus on in the immediate future to address this concern include:

         o The Company's credit line balance of $275,000 at the year ended September 30, 2000 with Comerica Bank was paid in full subsequent to the yearend.

         o Subsequent to September 30, 2000, the Company sold its corporate headquarters building in Irvine, CA for $2,500,000 and paid off all debt against that property totaling approximately $1,850,000. The gain on the sale of the building will be recognized in fiscal year 2001.

         o Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $3.9 million terms and conditions which the Company can better meet in the future. The Company may be unable to comply with all the covenants and conditions of the subordinated convertible debt. Management is in discussions with the debt holders attempting to secure more favorable terms. There can be no assurance that management will be successful in these negotiations.

         o Subsequent to the year ended September 30, 2000 management entered into negotiations to secure short-term financing approximately $1.5
            - 2 million under terms and conditions to be agreed upon. There can be no assurances that this funding will ultimately materialize.

         o In a proxy filed subsequent to September 30, 2000, the Company announced its intention to sell its service division. Management plans to pay most of its outstanding trade debts at the close of that transaction and hopes to retain enough cash post-closing of the transaction to fund the continuing operations. Management can make no assurances the sale will close or that the cash position planned for will materialize.

         o The Company is currently negotiating material contracts for the sale of its e-path products to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialized.

         o Continue to expand its B2B software development and distribution plan and "Selva" product line.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this report on Form 10-K:

                                                                            Page
                                                                            ----
REPORTS OF INDEPENDENT ACCOUNTANTS                                           23

Consolidated Balance Sheets at September 30, 2000, and 1999                  24

Consolidated Statements of Operations for the three years in the period
   ended September 30, 2000                                                  25

Consolidated Statements of Stockholder's Equity (deficit) for the
   three years in the period ended September 30, 2000                        26

Consolidated Statements of Cash Flows for the three years in the period
   ended September 30, 2000                                               27-28

Notes to Consolidated Financial Statements                                   29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of the Company:

         Name                 Age   Position(s) with the Company
         ----                 ---   ----------------------------
         Jane M. Christie      49   Chairwoman, President, Chief Executive
                                    Officer, Director
         Robert D. Bagby       68   Vice Chairman of the Board, Director
         Robert M. McClure     67   Director
         Nathan Bell(*)        40   Director
         Andrew Dumke(*)       41   Director
         Richard H. Nance      52   Executive Vice President Finance, Chief
                                    Financial Officer, Secretary & Treasurer

         Jane M. Christie, president and chief executive officer, joined the company in 1979 and was elected to the board in 1997. In this role, she spearheaded the acquisitions of Liberty Integration Software and Sequoia Enterprise Systems. She was appointed to her current position in May 1996 and in May of 2000, she was appointed chairman of the Board. In August 1995, she became an officer in the company and was named senior vice president of sales, marketing and service. Eight years prior, she was made responsible for the company's services division, where she doubled its size every year during her tenure. Christie also worked for two computer services companies during her career. She served as director of services administration for Sorbus and operated as director of services for First Data Resources. Ms. Christie holds a Bachelor of Science in Business Administration.

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

         Nathan Bell has been a director of the Company since September 1999. Mr. Bell is a founding general partner of Pacific Mezzanine Fund ("PMF") which was established in 1994. He currently serves as a director of four private companies in PMF's portfolio. Mr. Bell has been employed in the private equity and venture capital industry since his graduation from the Harvard Business School in 1986. Previous to his employment at PMF, Mr. Bell was the managing director for BW Capital Corporation, a private equity investment firm. (*)Mr. Bell resigned as a director effective August 2000.

         Andrew Dumke has been a director of the Company since September 1999. Mr. Dumke is a general partner of PMF, and has been employed by PMF since 1994. He currently serves on the board of directors of two private companies in PMF's portfolio. Prior to his employment by PMF, Mr. Dumke was the con-founder of Sterling Pacific, Inc., a microcomputer application software company and founder of Wave Software, a microcomputer utility software company. (*)Mr. Dumke resigned as a director effective August 2000.

         Richard H. Nance joined the Company in February 1998 as Vice President Finance, Chief Financial Officer and Secretary/Treasurer, and was promoted to Executive Vice President in fiscal 2000. He has more than twenty-five years of diversified experience in financial management, treasury, accounting and SEC reporting. His background includes working in senior management roles of state and nationally chartered banks, a bank examiner with the Comptroller of the Currency and senior executive officer with companies in other industries. Mr. Nance is a Certified Public Accountant and holds professional memberships in the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. From 1993 through 1996 he was a principal in Calspectre Management in Mission Viejo, California, where his responsibilities included managing merger and acquisition analyses, SEC reporting and strategic planning for the company's clientele. From September 1996 to October 1997 he was chief financial officer of Wiz Technology, Inc. He holds two degrees, a Bachelor of Business Administration in Banking and Finance and a Bachelor of Science in Accounting.

         Merssrs. Dumke and Bell had served as directors of the Company pursuant to the Investors' Rights Agreement dated September 30, 1999 (the "Investors' Rights Agreement") entered into by the Company and PMF in connection with the loan of $3,150,000 made to the Company by PMF on that date. Under the Investors' Rights Agreement, so long as the GA stock held by PMF and/or issuable to PMF under any warrant or convertible security held by it represents at least 10% of the Company's total outstanding stock on a fully diluted basis, PMF has the right to designate two individuals to be included among management's nominees to the Company's Board of Directors.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons the Company believes that during its 2000 fiscal year, all such filing requirements applicable to is Officers, Directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's President and Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus during fiscal 2000 exceeded $100,000 (hereinafter referred to as the "named executive officers") for the years ended September 30, 2000, 1999 and 1998:

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                               Compensation(1)
                                               Annual Compensation                 Awards
                                        ---------------------------------      ---------------
                                                                                 Securities
                                                                                 Underlying         All Other
                                                                                  Options         Compensation
Name and Principal Position             Year       Salary($)     Bonus($)           (#)              ($)(2)
---------------------------             ----       ---------    ---------        ----------       ------------
Jane M. Christie                        2000        177,932          0                               4,964
President & CEO                         1999        171,928          0                  0            4,644
                                        1998        176,300          0            100,000

Robert D. Bagby                         2000        125,696                                          3,545
Vice Chairman of the Board              1999        133,644          0                  0            4,200
                                        1998        147,500          0                  0

Richard H. Nance(3)                     2000        139,075          0            125,000                0
                                        1999        121,000          0             25,000                0
Vice President Finance
Chief Financial Officer,
Secretary, Treasurer                    1998         77,000          0            100,000                0

-------------
(1) The Company made no long-term incentive plan payouts to the named executive officers during the 1998, 1999 and 2000 fiscal years.

(2) Includes contributions to the Company's Employee Savings Plan on behalf of the named executive officers to match contributions (included under salary) made by each to that Plan.

COMPENSATION OF DIRECTORS

         During the fiscal year ended September 30, 2000 directors who were not employees of the Company were each entitled to receive a monthly retainer of $1,200 and the Chairman was entitled to receive a monthly retainer of $3,500. Directors who were also employees of the Company received no additional remuneration for serving as a Director.

                               OPTION GRANTS TABLE

         During fiscal 2000, only one option was granted by the Company to the named executive officers of the Company. The following table contains information concerning that option:

                                                                                             Potential Realizable
                         Number of      Percent of                                          Value at Assumed Annual
                        Securities     Total Options                                         Rates of Stock Price
                        Underlying      Granted to                                        Appreciation for Option Term
                         Options       Employees in     Exercise Price   Expiration       ----------------------------
Name                    Granted(#)     Fiscal Year          ($/Sh)          Date            5%($)              10%($)
----                    ----------     -------------    --------------   ----------       --------            --------
Richard H. Nance          125,000          13%              $1.00          01/04              0                   0

                       OPTION EXERCISES AND YEAR-END VALUE

         The following table provides information, with respect to the named executive officers, concerning the exercise of options during fiscal 2000 and unexercised options held as of the end of fiscal 2000.

                                                           Number of Securities             Value of Unexercised
                                                          Underlying Unexercised                In-the-Money
                                                              Options/SARs                    Options/SARs at
                            Shares                            at FY-End(#)                       FY-End($)
                          Acquired on        Value     ----------------------------     ----------------------------
Name                        Exercise        Realized   Exercisable    Unexercisable     Exercisable    Unexercisable
----                      -----------       --------   -----------    -------------     -----------    -------------
Jane M. Christie                 0              0        500,000                             0               0

Robert D. Bagby            485,000            ___         50,000           0                 0               0

Richard H. Nance                 0              0        250,000           0                 0               0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of December 15, 2000 regarding the ownership of the Company's common stock by (a) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (b) each of the directors of the Company who own common stock, (c) each of the named executive officers, and (d) all executive officers and directors of the Company as a group.

                                          Number of               Percentage
Name and Address                          Shares(1)               of Class(2)
----------------                          ---------               -----------
Pacific Mezzanine Fund LP(3)              5,164,293                     35%
2200 Powell Street, Suite 1250
Emeryville, CA  94608

Radisys CPD, Inc.                         2,226,822                   15.1%
5445 NE Dawson Creek Parkway
Hillsboro, Oregon  97124

Boundless Technologies                    1,133,333                    7.7%
100 Marcus Boulevard
Hauppauge, NY 11788

Richard H. Pickup                         1,342,400                    9.1%
2501 Monaco Drive
Laguna Beach, CA  92651

Robert D. Bagby(4)                           64,600                       *

Jane M. Christie(4)                         519,090                    3.5%

Robert M. McClure(4)                        100,000                       *

Richard H. Nance(5)                         251,000                    1.7%

Andrew Dumke (6)                             37,500(6)                    *
2200 Powell Street, Suite 1250
Emeryville, CA  94608

Nathan Bell (7)                              37,500(7)                    *
2200 Powell Street, Suite 1250
Emeryville, CA  94608

All executive officers
  and directors as a group
  (6) persons, including those
  named above) (8)                        1,009,690                    6.8%

-------------

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

(3) Represents 4,520,543 shares issuable upon conversion of a Secured Convertible Promissory Note held by Pacific Mezzanine Fund LP, 393,750 shares issuable upon exercise of a Warrant held by Pacific Mezzanine Fund LP, and 250,000 held directly.

(4) Shares listed for Mr. Bagby, Ms. Christie and Mr. McClure include 50,000, 500,000 and 90,000 shares, respectively, that may be acquired through the exercise of stock options that are currently exercisable.

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

         Not applicable for fiscal 2000.

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

         (b) Reports on Form 8-K.

                 During the last quarter of the fiscal year covered by this report, the Company filed the following Reports on Form 8-K.

             (1) Form 8-K filed on 14, 2000 reporting the Company's sale of the database Pick business to Pick Systems.

             (2) Form 8-K/A filed on October 16, 2000 amending original Form 8-K filed on August 14, 2000.

         (c) The following exhibits are filed as part of this report on Form 10-K:

Number                                Description
------                                -----------

 3.1 Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's 10-K for the year ended June 30, 1989.

 3.2 Bylaws of the Company, incorporated herein by reference to Exhibit 3.0 to the Company's 10-K for the year ended June 30, 1988.

Number                                Description
------                                -----------
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

10.12 Letter agreement dated November 5, 1998 between the Company and Leonard Mackenzie incorporated herein by reference to Exhibit 10.12 to the Company's 10-K for the year ended September 30, 1999.

10.13 Promissory Note dated May 4, 1998 between the Company and NCR Corporation incorporated herein by reference to Exhibit 10.13 to the Company's 10-K for the year ended September 30, 1999.

10.14 Warrant Agreement dated May 4, 1998 entered into by the Company, Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM LLC incorporated herein by reference to Exhibit 10.14 to the Company's 10-K for the year ended September 30, 1999.

10.15 Secured Promissory Note dated May 4, 1998 in the original principal amount of $900,000 executed by the Company in favor of Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM LLC incorporated herein by reference to Exhibit 10.15 to the Company's 10-K for the year ended September 30, 1999.

10.16 Warrant dated May 4, 1998 executed by the Company in favor of Todd Martin Pickup and Devon Renee Pickup, Trustees of the Vintage Trust dated October 28, 1993 incorporated herein by reference to Exhibit
         10.16 to the Company's 10-K for the year ended September 30, 1999.

 Number                                Description
 ------                                -----------

10.17    Warrant dated May 4, 1998 executed by the Company in favor of Gregory
         A. Busch, Trustee of the 92643 Vintage Trust dated December 29, 1995 incorporated herein by reference to Exhibit 10.17 to the Company's 10-K for the year ended September 30, 1999.

10.18 Warrant dated May 4, 1998 executed by the Company in favor of Four JM LLC incorporated herein by reference to Exhibit 10.18 to the Company's 10-K for the year ended September 30, 1999.

10.19 Loan Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit 10.19 to the Company's 10-K for the year ended September 30, 1999.

10.20 Security Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit
         10.20 to the Company's 10-K for the year ended September 30, 1999.

10.21 Secured Convertible Promissory Note dated September 30, 1999 executed by the company in favor of Pacific Mezzanine Fund LP in the original principal amount of $3,150,000 incorporated herein by reference to
         Exhibit 10.21 to the Company's 10-K for the year ended September 30, 1999.

10.22 Warrant dated September 30, 1999 executed by the Company in favor of Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit
         10.22 to the Company's 10-K for the year ended September 30, 1999.

10.23 Investors' Rights Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit 10.23 to the Company's 10-K for the year ended September 30, 1999.

10.24 Second Amendment to Loan and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California incorporated herein by reference to Exhibit 10.24 to the Company's 10-K for the year ended September 30, 1999.

10.25 First Amendment to Loan and Security Agreement and Forbearance Agreement dated December 31, 1998, by and between Comerica Bank-California and General Automation, Inc. incorporated herein by reference to Exhibit 10.25 to the Company's 10-K for the year ended September 30, 1999.

10.26 Stock Pledge and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California incorporated herein by reference to Exhibit 10.26 to the Company's 10-K for the year ended September 30, 1999.

10.27 Intellectual Property Security Agreement dated September 30, 1999 between the Company and Comerica Bank - California incorporated herein by reference to Exhibit 10.27 to the Company's 10-K for the year ended September 30, 1999.

10.28 Letter agreement dated September 30, 1999 between the Company and RadiSys CPD, Inc. incorporated herein by reference to Exhibit 10.28 to the Company's 10-K for the year ended September 30, 1999.

10.29 Promissory Note dated September 30, 1999 executed by the Company in favor of RadiSys CPD, Inc. in the original principal amount $250,000 incorporated herein by reference to Exhibit 10.29 to the Company's 10-K for the year ended September 30, 1999.

10.30 Promissory Note dated September 30, 1999 executed by the Company in favor RadiSys CPD, Inc. in the original principal amount of $500,000 incorporated herein by reference to Exhibit 10.30 to the Company's 10-K for the year ended September 30, 1999.

10.31 Registration Rights Agreement dated September 30, 1999 between the Company and RadiSys CPD, Inc. incorporated herein by reference to
         Exhibit 10.31 to the Company's 10-K for the year ended September 30, 1999.

10.32 Letter agreement dated September 30, 1999 between the Company and Boundless Technologies, Inc. incorporated herein by reference to
         Exhibit 10.32 to the Company's 10-K for the year ended September 30, 1999.

10.33 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $250,000 incorporated herein by reference to Exhibit 10.33 to the Company's 10-K for the year ended September 30, 1999.

10.34 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $500,000 incorporated herein by reference to Exhibit 10.34 to the Company's 10-K for the year ended September 30, 1999.

10.35 Registration Rights Agreement dated September 30, 1999 between the Company and Boundless Technologies, Inc. incorporated herein by reference to Exhibit 10.35 to the Company's 10-K for the year ended September 30, 1999.

10.36 Asset Purchase Agreement dated August 2, 2000 entered into by GA and Pick Systems.

10.37 Secured Promissory Note in the original principal amount of $500,000 payable by Pick Systems to GA.

10.38    Security Agreement dated August 2, 2000 entered into by GA and Pick
         Systems.

10.39 Agreement of purchase and sale between General Automation, Inc. and GA Services, LLC.

21       Subsidiaries of the Company.

27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENERAL AUTOMATION, INC.


January 16, 2001                             By: /s/ Jane M. Christie
                                                 -------------------------------
                                                     Jane M. Christie, President
                                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                       DATE
      ---------                          -----                       ----

/s/ Robert D. Bagby             Vice Chairman, Director        January 16, 2001
--------------------------
    Robert D. Bagby


/s/ Jane M. Christie            President, CEO, Director       January 16, 2001
--------------------------
    Jane M. Christie


/s/ Robert M. McClure           Chairman, Director             January 16, 2001
--------------------------
    Robert M. McClure


/s/ Richard H. Nance            Vice President and             January 16, 2001
--------------------------      Chief Financial &
    Richard H. Nance            Accounting Officer

                            GENERAL AUTOMATION, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,
                                                        --------------------------------
                                                            2000                1999
                                                        ------------        ------------
                                     ASSETS
Current assets:
  Cash and equivalents                                  $    403,000        $    991,000
  Accounts receivable                                      1,297,000           1,008,000
  Prepaid expenses and other                                 436,000             468,000
  Net assets of discontinued operations                           --           1,143,000
                                                        ------------        ------------
   Total current assets                                    2,136,000           3,610,000

Capitalized software                                       1,559,000             791,000
Property and equipment                                     1,484,000           1,593,000
Goodwill                                                          --             292,000
Other                                                         23,000             110,000
                                                        ------------        ------------
                                                        $  5,202,000        $  6,396,000
                                                        ============        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank line of credit                                   $    275,000        $  2,150,000
  Current portion of long-term debt                        1,917,000           2,663,000
  Accounts payable                                         3,085,000           1,292,000
  Accrued expenses                                           954,000           2,670,000
  Deferred revenue                                           550,000             547,000
  Net liabilities of discontinued operations                 642,000                  --
                                                        ------------        ------------
    Total current liabilities                              7,423,000           9,322,000

Long-term debt                                             5,171,000           4,604,000
                                                        ------------        ------------
    Total liabilities                                     12,594,000          13,926,000
                                                        ------------        ------------

Commitments and contingencies                                     --                  --

Stockholders' deficit:
  Common stock, $.10 par value; 30,000,000 shares
    authorized; 14,607,896 and 11,599,307 shares
    issued and outstanding                                 1,461,000           1,160,000
  Additional paid-in capital                              48,836,000          46,802,000
  Accumulated deficit                                    (57,370,000)        (55,280,000)
  Accumulated other comprehensive loss                      (319,000)           (212,000)
                                                        ------------        ------------
    Total stockholders' deficit                           (7,392,000)         (7,530,000)
                                                        ------------        ------------
                                                        $  5,202,000        $  6,396,000
                                                        ============        ============


                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended September 30,
                                                  -------------------------------------------------
                                                      2000               1999              1998
                                                  ------------       -----------       ------------
Revenues                                          $  5,070,000       $ 4,731,000       $  5,148,000

Cost of revenues                                     3,001,000         1,907,000          2,768,000
                                                  ------------       -----------       ------------
  Gross profit                                       2,069,000         2,824,000          2,380,000
                                                  ------------       -----------       ------------

Operating expenses:
  Selling, general and administrative                2,203,000         1,734,000          2,165,000
  Research and development                           1,004,000                --                 --
  Depreciation and amortization                        295,000           277,000            230,000
  Impairment of goodwill                               277,000                --                 --
                                                  ------------       -----------       ------------
                                                     3,779,000         2,011,000          2,395,000
                                                  ------------       -----------       ------------

Income (loss) from operations                       (1,710,000)          813,000            (15,000)

Interest expense, net                                 (734,000)         (724,000)          (577,000)
                                                  ------------       -----------       ------------

Income (loss) from continuing operations
  before taxes                                      (2,444,000)           89,000           (592,000)

Provision for income taxes                              19,000            71,000             24,000
                                                  ------------       -----------       ------------
  Income (loss) from continuing operations          (2,463,000)           18,000           (616,000)
                                                  ------------       -----------       ------------

Discontinued operations:
  Operating loss (no tax effect)                    (3,756,000)       (2,732,000)       (11,783,000)
  Net gain on disposal (no tax effect)               4,129,000                --                 --
                                                  ------------       -----------       ------------
  Income (loss) from discontinued operations           373,000        (2,732,000)       (11,783,000)
                                                  ------------       -----------       ------------
  Loss before extraordinary gain                    (2,090,000)       (2,714,000)       (12,399,000)

Extraordinary item:
  Settlement with creditors (no tax effect)                 --         3,505,000                 --
                                                  ------------       -----------       ------------
Net income (loss)                                 $ (2,090,000)      $   791,000       $(12,399,000)
                                                  ============       ===========       ============

Basic and diluted income (loss) per share:

  Income (loss) from continuing operations        $      (0.19)      $        --       $      (0.07)
                                                  ============       ===========       ============
  Income (loss) from discontinued operations      $       0.03       $     (0.29)      $      (1.26)
                                                  ============       ===========       ============
  Extraordinary gain                              $         --       $      0.37       $         --
                                                  ============       ===========       ============
  Net income (loss)                               $      (0.16)      $      0.08       $      (1.33)
                                                  ============       ===========       ============
Basic and diluted number of common shares           12,731,724         9,338,851          9,312,035
                                                  ============       ===========       ============

                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                                                                   ACCUMULATED
                                           COMMON STOCK           ADDITIONAL                          OTHER
                                     -------------------------     PAID-IN        ACCUMULATED     COMPREHENSIVE
                                       SHARES         AMOUNT       CAPITAL          DEFICIT        INCOME(LOSS)         TOTAL
                                     ----------    -----------   ------------    ------------     -------------     ------------
Balance at September 30, 1997         9,232,591    $   923,000   $ 45,516,000    $(43,672,000)     $   (79,000)     $  2,688,000

Comprehensive (loss):

   Net (loss)                                --             --             --     (12,399,000)              --       (12,399,000)
   Foreign currency translation
     adjustment                              --             --             --              --         (152,000)         (152,000)
                                                                                                                    ------------

      Total comprehensive (loss)             --             --             --              --               --       (12,551,000)

Stock options and warrants
  exercised                             100,050         10,000        112,000              --               --           122,000

Adjustment to acquisition
  purchase price                             --             --       (186,000)             --               --          (186,000)
                                     ----------    -----------   ------------    ------------      -----------      ------------
Balance at September 30, 1998         9,332,641        933,000     45,442,000     (56,071,000)        (231,000)       (9,927,000)

Comprehensive income:

   Net income                                --             --             --         791,000               --           791,000
   Foreign currency translation
     adjustment                              --             --             --              --           19,000            19,000
                                                                                                                    ------------

        Total comprehensive income           --             --             --              --               --           810,000

Common stock issued to creditors      2,266,666        227,000        997,000              --               --         1,224,000

Forgiveness of Board of
  Directors' fees                            --             --        363,000              --               --           363,000
                                     ----------    -----------   ------------    ------------      -----------      ------------
Balance at September 30, 1999        11,599,307      1,160,000     46,802,000     (55,280,000)        (212,000)       (7,530,000)

Comprehensive (loss):

  Net (loss)                                 --             --             --      (2,090,000)              --        (2,090,000)

  Foreign currency translation
    adjustment                               --             --             --              --         (107,000)         (107,000)
                                                                                                                    ------------

      Total comprehensive (loss)             --             --             --              --               --        (2,197,000)

Stock issued in legal
  settlement                            125,000         12,000         63,000              --               --            75,000

Stock issued for cash                 1,125,000        113,000        787,000              --               --           900,000

Stock options and warrants
  exercised                             819,464         82,000        577,000              --               --           659,000

Adjustment to acquisition
  purchase price                        185,700         19,000        111,000              --               --           130,000

Conversion of debt to stock             753,425         75,000        475,000              --               --           550,000

Other                                        --             --         21,000              --               --            21,000
                                     ----------    -----------   ------------    ------------      -----------      ------------
                                     14,607,896    $ 1,461,000   $ 48,836,000    $(57,370,000)     $  (319,000)     $ (7,392,000)
                                     ==========    ===========   ============    ============      ===========      ============

                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended September 30,
                                                             ------------------------------------------------
                                                                 2000             1999               1998
                                                             -----------       -----------       ------------
Cash flows from operating activities:
  Net income (loss)                                          $(2,090,000)      $   791,000       $(12,399,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Extraordinary gain on settlement with creditors                   --        (3,505,000)                --
    Gain on disposal of discontinued operations               (4,129,000)               --                 --
    Operating loss of discontinued operations                  3,756,000         2,732,000         11,783,000
    Stock issued in legal settlement                              75,000                --                 --
    Depreciation and amortization                                991,000           503,000            230,000
    Impairment of goodwill                                       277,000                --            178,000
    Other                                                         21,000                --                 --
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                       (289,000)          (46,000)            38,000
      Prepaid expenses and other                                  32,000           665,000           (234,000)
      Other assets                                                86,000           101,000            (79,000)
    Increase (decrease) in:
      Accounts payable                                         1,793,000         1,300,000          1,839,000
      Accrued expenses                                        (1,715,000)         (836,000)         1,091,000
      Deferred revenue                                             3,000           (25,000)           (13,000)
                                                             -----------       -----------       ------------
    Net cash provided by (used in) operating activities       (1,189,000)        1,680,000          2,434,000
                                                             -----------       -----------       ------------

Cash flows from investing activities:
  Proceeds from sale of discontinued operations                2,500,000                --                 --
  Acquisitions and related adjustments                           130,000                --           (252,000)
  Purchase of property and equipment                            (145,000)         (237,000)          (130,000)
  Capitalized software costs                                  (1,490,000)         (612,000)          (786,000)
                                                             -----------       -----------       ------------
    Net cash used in investing activities                        995,000          (849,000)        (1,168,000)
                                                             -----------       -----------       ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                         900,000                --            122,000
  Proceeds from exercise of options and warrants                 659,000                --                 --
  Proceeds from issuance of debt                                 371,000                --          4,031,000
  Principal payments on debt                                  (1,875,000)         (414,000)        (4,661,000)
                                                             -----------       -----------       ------------
    Net cash provided by (used in) financing activities           55,000          (414,000)          (508,000)
                                                             -----------       -----------       ------------

Cash used in discontinued operations                            (342,000)         (301,000)          (547,000)
                                                             -----------       -----------       ------------
Effect of exchange rate changes on cash                         (107,000)           19,000           (152,000)
                                                             -----------       -----------       ------------
Net increase in cash and equivalents                            (588,000)          135,000             59,000

Cash and equivalents, beginning of year                          991,000           856,000            797,000
                                                             -----------       -----------       ------------
Cash and equivalents, end of year                            $   403,000       $   991,000       $    856,000
                                                             ===========       ===========       ============

                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Year Ended September 30,
                                                               -------------------------------------------
                                                                 2000            1999              1998
                                                               ---------      -----------       ----------
Cash paid during the year for:
   Interest                                                    $ 947,000      $   602,000       $  597,000
                                                               =========      ===========       ==========
   Income taxes                                                $  23,000      $     6,000       $  169,000
                                                               =========      ===========       ==========

Supplemental disclosure of non-cash investing and financing activities:

  Forgiveness of Board of Directors' fees                      $      --      $   363,000       $       --
                                                               =========      ===========       ==========

Extraordinary item - settlement with creditors
  Forgiveness of notes payable                                 $      --      $ 6,401,000       $       --
  Forgiveness of accrued expenses                                     --        2,947,000               --
  New loan proceeds tranferred to creditors                           --       (3,000,000)              --
  Notes payable                                                       --       (1,500,000)              --
  Common stock issued to creditors                                    --       (1,224,000)              --
  Settlement expenses                                                 --         (119,000)              --
                                                               ---------      -----------       ----------
    Gain on settlement with creditors                          $      --      $ 3,505,000       $       --
                                                               =========      ===========       ==========
Increase in cash portion of purchase price of acquisition      $      --      $        --       $  186,000
                                                               =========      ===========       ==========
  Conversion of accounts payable to notes payable              $      --      $        --       $1,549,000
                                                               =========      ===========       ==========
  Conversion of debt to common stock                           $ 550,000      $        --       $       --
                                                               =========      ===========       ==========

                 See notes to consolidated financial statements

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of business

     General Automation, Inc. (the "Company") is engaged in the development, design and sale of computer software and related software consulting services. The Company has subsidiaries in Canada, Australia and England.

     The Company's major product line is data connectivity software that enables businesses to connect legacy applications and databases to e-business exchanges and trading partners over the Internet. In addition, the Company provides a range of custom and packaged consulting programs in order to help customers build and deploy their e-business applications.

     As discussed more thoroughly in Note 2, the Company's database management and hardware service businesses, along with certain other assets and liabilities, are presented as discontinued operations in the accompanying consolidated financial statements.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sequoia Systems (UK) Limited, Liberty Integration Software, Inc., General Automation, LLC and General Automation PTY Ltd. All significant intercompany transactions and accounts have been eliminated.

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

     Capitalized software development costs

     All capitalized software development costs are amortized either on a straight-line basis over the remaining estimated economic life of the product, generally eighteen months, or the ratio of the products' current gross revenues to the total of current and expected gross revenues, whichever amount is greater. The costs capitalized are those incurred after the Company has determined the technological feasibility of a software project until the time the product is available for general release to customers. The project amortization does not commence until after the general release of the product and is included in the cost of sales. Management periodically compares the recorded amount of capitalized software development costs to the net realizable value of the software product based on expected future revenues. Any amount in excess of net realizable value is charged to operations.

     Long-lived assets

     Depreciation and amortization of long-lived assets are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

          Building                                        30 years
          Machinery and equipment                         3-7 years
          Furniture and fixtures                          3-7 years
          Leasehold improvements                  Lease term or asset life,
                                                      whichever is less.
          Goodwill                                         5 years

     Long-lived assets are reviewed annually for impairment and whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable. Impairment is necessary when the undiscounted cash flows estimated to be generated by the asset are less than the carrying amount of the asset.

     Fair value of financial instruments

     The carrying amounts of cash equivalents and accounts receivable approximate fair value because of the short maturity of those instruments.

     The fair value of the short term notes payable and the mortgage note approximates the carrying amount of those borrowings based on the interest rates currently available for borrowing with similar terms and maturities.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (CONTINUED)

     Fair value of financial instruments (continued)

     The fair value of the notes payable to Pacific Mezzanine Fund LP, TMI and Boundless (all significant shareholders) cannot be determined due to the related party nature of the obligations.

     The company is currently negotiating favorable settlement terms with its vendors. The outcome of these negotiations is not presently determinable.

     Stock-based compensation

     During 1997, the Company adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, companies to adopt a fair value based method for determining expense related to stock-based compensation. The disclosures are presented in Note 13. The Company continues to account for stock-based compensation using the intrinsic value method as prescribed under Account Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations.

     Foreign currency translation

     The financial statements of the Company's investment in its foreign operations are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". The functional currency of the Company's foreign investments and operating divisions include the Australian and Canadian dollar and the British pound. The balance sheet accounts are translated at exchange rates in effect at the end of the year. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustment is recorded directly as a separate component of stockholders' deficit.

     Revenue recognition

     Revenues for sales of software products are recognized when delivered. Revenue is not recognized on software sales if significant obligations remain or collectibility is in doubt. Revenue from professional services is recorded as the service is provided. Advance payments are recorded as deferred revenue.

     Research and development

     Company-sponsored research and development costs are charged to expense as incurred.

     Advertising costs

     Costs of advertising are expensed as incurred. Such costs were not significant for the years presented.

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

     Earnings per share

     Basic EPS is calculated using income available to common stockholders divided by the weighted average of common shares outstanding during the year. The calculation of Diluted EPS is similar to Basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares, such as options, had been issued. The treasury stock method is used to calculate dilutive shares which reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the options assumed to be exercised.

     Diluted earnings per share is not materially different from basic earnings per common share. Vested stock options of 1,326,000, 2058,000 and 1,903,000 were not included in the dilutive number of shares at September 30, 2000, 1999 and 1998 since their inclusion would be antidilutive.

     Reclassifications

     Certain items in the 1998 and 1999 financial statements have been reclassified to conform with the 2000 presentation.

2.   DISCONTINUED OPERATIONS

     The company divested its database management business in August 2000 and formalized its decision to sell its hardware service business in November 2000. The operating results of those businesses have been reflected as Discontinued Operations in the accompanying consolidated financial statements. Upon divesting the database management and hardware service businesses, the Company plans to focus its resources on its data access middleware and web products.

     In July 2000 the Company decided to sell and in August, 2000 sold its Pick-based database management business and related assets to Pick Systems, Inc. for $2,500,000 cash, a non-interest bearing promissory note of $500,000 and royalties in an amount equal to 20% of certain sales made by Pick Systems, Inc during the twenty-four month period commencing August 1, 2000. Proceeds from the sale were used to pay down bank debt. Net income for fiscal 2000 includes a one time gain of $4,129,000 (no tax effect) on the sale of the Company's database business.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   DISCONTINUED OPERATIONS (CONTINUED)

     In November 2000, the Company signed a letter of intent with a private investor group to divest its hardware service business. The sales price is equal to $840,000 cash plus the value of accounts receivable as defined. In addition, the purchase agreement provides for a contingent sales price up to 10%, not to exceed $300,000, of future revenues in excess of $7,100,000 generated by the buyer. The Company expects to complete the sale of these assets in the second quarter of fiscal 2001.

     Revenues and income (loss) from discontinued operations included in the Consolidated Statements of Operations are as follows:

                                 2000             1999              1998
                             -----------      -----------      ------------
        Revenues             $18,889,000      $24,137,000      $ 25,518,000

        Income (loss)        $   373,000       (2,732,000)      (11,783,000)

     Assets and liabilities of the discontinued operations are as follows:

                                             2000              1999
                                         -----------       -----------
        Accounts receivable              $   168,000       $ 3,193,000
        Inventories                          800,000         1,710,000
        Capitalized software                      --           934,000
        Property and equipment                40,000            76,000
                                         -----------       -----------
                                           1,008,000         5,913,000
                                         -----------       -----------
        Accounts payable                          --        (1,701,000)
        Deferred revenue                  (1,650,000)       (3,069,000)
                                         -----------       -----------
                                          (1,650,000)       (4,770,000)
                                         -----------       -----------
           Net assets (liabilities)      $  (642,000)      $ 1,143,000
                                         ===========       ===========

3.   EXTRAORDINARY GAIN

     Sequoia Enterprise Systems (SES) Acquisition, Formation of General Automation LLC (GAL) and Settlement

     SES

     In 1996, the Company entered into an Asset Purchase Agreement with Texas Micro, Inc. (TMI), pursuant to which the Company acquired substantially all the assets and businesses of TMI's business division known as Sequoia Enterprise Systems (SES). SES manufactures, services, integrates and distributes fault tolerant Motorola 68K computer systems which operate under TMI's version of UNIX and Intel based computer systems running TMI's Alpha Micro's versions of the "PICK" application environment and database software products. The terms of the acquisition, accounted for as a purchase business combination, were amended on October 1, 1997 and the Company defaulted on its payments to TMI in fiscal 1998.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   EXTRAORDINARY GAIN (CONTINUED)

     GAL

     In 1995, the Company and Boundless Technologies (Boundless), formed General Automation, LLC, with the Company owning 51% interest and Boundless owning a 49% interest. GAL was formed to allow the Company to acquire Boundless' version of the PICK system. Under the terms of the Agreement, GAL operated and managed both the Company's and Boundless' PICK business. Boundless was entitled to receive royalty payments from GAL and the Company was entitled to retain all the cash generated by GAL, if any, after the payments of the net revenue percentage to Boundless.

     SES and GAL Settlement

     On September 30, 1999, TMI and Boundless agreed to forgive all amounts the Company owed them and cancel warrants to purchase 250,000 shares of the Company's common stock in exchange for the following consideration:

            Amounts forgiven:
              Note payable                                         $  363,000
              Accrued royalties                                     2,947,000
              Other accrued liabilities                             6,038,000
                                                                   ----------
                                                                    9,348,000
                                                                   ----------

            Consideration:
              Cash                                                  3,000,000
              Notes payable                                         1,500,000
              Common stock (2,266,666 shares at fair value)         1,224,000
                                                                   ----------
                                                                    5,724,000
            Settlement expenses                                       119,000
                                                                   ----------
            Extraordinary gain                                     $3,505,000
                                                                   ==========

4.   ACCOUNTS RECEIVABLE

                                                   2000                1999
                                               -----------         -----------
        Trade receivables                      $ 1,345,000         $ 1,049,000
        Allowance for doubtful accounts            (48,000)            (41,000)
                                               -----------         -----------
                                               $ 1,297,000         $ 1,008,000
                                               ===========         ===========

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   CAPITALIZED SOFTWARE

                                                       2000             1999
                                                   -----------       ----------
        Capitalized software development costs     $ 2,888,000       $1,398,000

        Accumulated amortization                    (1,329,000)        (607,000)
                                                   -----------       ----------
                                                   $ 1,559,000       $  791,000
                                                   ===========       ==========

     During 2000, 1999 and 1998, the Company capitalized $1,490,000, $612,000 and $786,000 of software development costs, respectively, and charged $722,000, $607,000 and $0 of amortization expense, respectively, to cost of revenues.

6.   PROPERTY AND EQUIPMENT

                                                2000                1999
                                            -----------         -----------
        Building                            $ 1,338,000         $ 1,436,000
        Machinery and equipment               3,058,000           2,781,000
        Furniture and fixtures                  215,000             293,000
        Leasehold improvements                  116,000              72,000
                                            -----------         -----------
                                              4,727,000           4,582,000
        Accumulated depreciation and
          amortization                       (3,243,000)         (2,989,000)
                                            -----------         -----------
                                            $ 1,484,000         $ 1,593,000
                                            ===========         ===========

     On November 1, 2000 the Company sold its administrative building for $2,500,000. Proceeds from the sale of the property were used to pay off the related first and second mortgage notes. Concurrent with the sale of the building, the Company entered into a month to month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $11,000.

7.   IMPAIRMENT OF GOODWILL

     Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses purchased.

     In conjunction with its annual evaluation in fiscal 2000, the Company determined that goodwill was impaired. Among the factors considered in this evaluation were decreasing revenues and continuing losses. The Company determined that estimated future undiscounted cash flows were below the carrying value of goodwill. Accordingly, the Company adjusted the carrying value of goodwill to its estimated fair value, determined by calculating the present value of expected cash flows, resulting in an impairment charge of $277,000, reducing the carrying value of the goodwill to zero.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   BANK LINE OF CREDIT

     The prime plus 2% $2,150,000 balance at September 30, 1999 was paid off with proceeds from the Pick sale. The balance of $275,000 at September 30, 2000 was subsequently paid in full.

9.   LONG-TERM DEBT

                                                                   2000            1999
                                                                -----------     -----------
     10% convertible note payable to Pacific Mezzanine
     Fund, interest only monthly payments, due September 30,
     2004. Note is convertible at any time at the election
     of the Holder into common shares at $.73 per share, is
     secured by substantially all of the Company's assets
     and is subordinate to the bank line of credit              $ 3,150,000     $ 3,150,000

     10% notes payable to TMI, Boundless and The Busch
     Group, interest only monthly payments, $500,000 past
     due January 2000, $1,000,000 due September 2004, plus
     unpaid interest                                              1,552,000       1,500,000

     First mortgage note at prime (9.5% at September 30,
     2000) plus 1.5%, due in monthly installments of $9,000
     through November 2004 when the remaining principal and
     interest will be due                                           952,000         962,000

     Second mortgage note at 12%, interest only monthly
     payments, principal due April 2000                             900,000         900,000

     18% note payable to vendor, due in monthly installments
     of $64,424 through April 2000                                  390,000         751,000

     Other                                                          144,000           4,000
                                                                -----------     -----------
                                                                  7,088,000       7,267,000

     Less current maturities                                     (1,917,000)     (2,663,000)
                                                                -----------     -----------
                                                                $ 5,171,000     $ 4,604,000
                                                                ===========     ===========

     Debt maturities are: $1,917,000, in 2001, $45,000 in 2002, $17,000 in 2003
     and $5,109,000 in 2004.

     On November 1, 2000 the Company sold its administrative building for $2,500,000. Proceeds from the sale of the property were used to pay off the related first and second mortgage notes.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  ACCRUED EXPENSES

                                            2000             1999
                                          --------        ----------
        Rent                              $     --        $  583,000
        Payroll and related taxes          821,000           604,000
        Royalties                               --           512,000
        Warranty                                --           150,000
        Legal settlement                        --           375,000
        Sales taxes                        109,000           122,000
        Other                               24,000           324,000
                                          --------        ----------
                                          $954,000        $2,670,000
                                          ========        ==========

11.  COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases certain facilities and equipment under noncancelable operating leases. Rental expense for 2000, 1999 and 1998 was $243,000, $201,000 and $215,000, respectively.

     As of September 30, 2000, the future minimum rental commitments required under existing noncancelable operating leases are as follows:

        2001                                              $ 263,000
        2002                                                152,000
        2003                                                154,000
        2004                                                154,000
        2005                                                 55,000
                                                          ---------
                                                          $ 778,000
                                                          =========

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

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

     On April 15, 1999 the Company filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was General Automation's independent auditors from 1991 through 1996. The action asserts that PriceWaterhouse was negligent in its audits of the Company's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. The Company seeks general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. Subsequent to September 30, 2000 this suit was resolved.

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

12.  RELATED PARTY TRANSACTION

     In April 1997, the Company entered into a consulting agreement with a former officer for a three-year period at $325,000 per year. In connection with this agreement, the former officer's employment with the Company was terminated and outstanding stock options with an intrinsic value of $300,000 were cancelled. In November 1998, the Company negotiated a termination of the consulting agreement resulting in payments totaling $209,000 in 1999. Included in selling, general and administrative is $297,000 in 1998 and $394,000 in 1997 for consulting expenses to this related party.

13.  STOCK OPTIONS AND WARRANTS

     The Company has three stock option plans. The 1991 Stock Option Plan, the 1991 Directors Stock Option Plan and the 1999 Stock Option Plan. Options reserved under the Company's stock option plans are as follows:

     1991 Stock Option Plan                                  2,035,000
     1991 Directors Stock Option Plan                          200,000
     1999 Stock Option Plan                                  1,000,000

     Under the various stock option plans, officers, employees and outside directors may receive grants of restricted stock options to purchase common stock. Grants are made at the discretion of the Board of Directors. Options granted under the stock option plans are non-qualified and are granted at a price equal to or less than the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of five years and vest between one and three years

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTIONS AND WARRANTS (CONTINUED)

     A summary of stock options activity follows:

                                                       Weighted                        Weighted
                                                        Average                         Average
                                        Number      Exercise price    Exercisable    Exercise Price
                                      ---------     --------------    -----------    --------------
     Balance, September 30, 1997      2,788,000         $1.23           2,388,000        $ 1.11
                                                                        =========

     Granted                            300,000         $1.23
     Exercised                         (100,050)        $1.23
     Canceled                          (734,950)        $1.05
                                      ---------         -----

     September 30, 1998               2,253,000         $1.25           1,903,000        $ 1.20
                                                                        =========

     Granted                          1,230,000         $1.00
     Exercised                               --            --
     Canceled                        (1,040,000)        $1.66
                                      ---------         -----

     September 30, 1999               2,443,000         $0.92           2,058,000        $ 0.90
                                                                        =========

     Granted                          1,048,000         $1.40
     Exercised                         (787,000)        $0.93
     Canceled                          (803,000)        $0.89
                                      ---------         -----

     September 30, 2000               1,901,000         $1.17           1,326,000        $ 1.19
                                      =========         =====           =========

                                           Weighted
                                            Average
                            Number         Remaining         Number
      Exercise price     Outstanding         Life         Exercisable
      --------------     -----------       ---------      -----------
          $1.00           1,253,000        2.1 years       1,253,000
          $1.50             398,000        4.5 years          23,000
          $1.65             250,000        4.1 years          50,000
                          ---------                        ---------
                          1,901,000                        1,326,000
                          =========                        =========

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

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  STOCK OPTIONS AND WARRANTS (CONTINUED)

                                            2000         1999          1998
                                        -----------    --------    ------------
     Net income (loss)
        As reported                     $(2,090,000)   $791,000    $(12,399,000)
        Pro forma                       $(2,619,000)   $438,000    $(12,926,000)

     Basic and diluted earnings
      (loss) per share:
        As reported                     $     (0.16)   $   0.08    $      (1.33)
        Pro forma                       $     (0.21)   $   0.05    $      (1.39)

     The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2000 and 1999, respectively: expected volatility of 85% and risk-free interest 5.5%, expected life of 5 years and no expected dividends for all years. The estimated weighted-average fair value of stock options granted in 2000, 1999 and 1998 was $ .69, $.52 and $1.23 per share, respectively.

     The Company issued warrants to purchase shares of its common stock in connection with various financing arrangements. At September 30, 2000 the following warrants are outstanding:

                                         Exercise       Expiration
     Number Issued       Date Issued      Price            Date
     -------------       -----------     --------       ----------

         200,000          04/04/98         $0.63         04/30/03
         667,718          09/30/99         $0.45         09/30/09
          62,500          02/10/00         $0.45         09/30/09
         100,000          06/13/00         $1.38         06/15/05
         100,000          07/19/00         $1.19         04/30/01
       ---------
       1,130,218
       =========

     The Company has recorded an expense of $21,000 representing the estimated fair market value at the grant date of the warrants issued on February 10, 2000. All other issuances were at or above fair value.

14.  EMPLOYEE BENEFIT PLANS

     The Company has a profit sharing 401(k) plan covering substantially all its domestic employees. Eligible employees may contribute 2% to 17% of their compensation up to the maximum dollar amount allowed. The Company contributes from profits amounts equal to 50% of each employee's contribution which are limited to 6% of the employee's compensation. The Company may elect to make contributions in years when it has no profits. Contributions for 2000, 1999 and 1998 were $131,000, $172,000 and $74,000, respectively.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES

     The provision for income taxes for 2000 and 1998 consists solely of foreign income taxes.

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

     Reasons for differences between income tax expense and the amount computed by applying the federal statutory income tax rate to income (loss) before income taxes are as follows:

                                                2000           1999            1998
                                              ---------     -----------     -----------
     Tax provision (benefit) calculated at
       federal statutory rate                 $(929,000)    $ 1,366,000     $  (225,000)
     Discontinued operations                    142,000      (1,038,000)     (4,478,000)
     Change in valuation allowance              568,000        (609,000)      2,901,000
     Expenses not currently deductible          238,000         352,000       1,826,000
                                              ---------     -----------     -----------
       Provision for income taxes             $  19,000     $    71,000     $    24,000
                                              =========     ===========     ===========

     The Company has net operating loss (NOL) carryforwards that can be utilized to offset future taxable income. The U.S. NOL is subject to an annual limitation on its use of $454,000 due to a change in the Company's ownership in November 1994. At September 30, 2000, NOL carryforwards totaled approximately $17 million, of which $5.2 million is subject to the annual limitation. The carryforwards expire in various years ending September 30 as follows:


                  2004                                     $   766,000
                  2005                                       1,427,000
                  2006                                       1,631,000
                  2007                                          55,000
                  2008                                         560,000
                  2009                                         788,000
                  2011                                         890,000
                  2018                                       7,137,000
                  2019                                       1,660,000
                  2020                                       2,176,000
                                                           ------------
                                                           $17,090,000
                                                           ============

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  INCOME TAXES (CONTINUED)

     Deferred income tax assets at September 30, 2000 and 1999 relate to the following. A valuation allowance has been established to reduce deferred tax assets to amounts which management believes are more likely than not to be realized.

                                         2000               1999
                                     -----------         -----------

     Inventories                     $   284,000         $    94,000
     Other accrued expenses              173,000             293,000
     Receivables                          17,000             165,000
     Goodwill                          1,046,000           1,140,000
     NOL carryforwards                 5,811,000           5,071,000
                                     -----------         -----------
     Deferred tax assets               7,331,000           6,763,000
     Less valuation allowance         (7,331,000)         (6,763,000)
                                     -----------         -----------
     Net deferred tax asset          $        --         $        --
                                     ===========         ===========

16.   SEGMENT INFORMATION

     Information concerning the Company's operations by geographic area are as follows:

                                           North
                                Year      America        Australia         Europe           Total
                                ----    -----------     -----------     -----------     -----------
     Revenues                   2000    $ 1,049,000     $ 2,738,000     $ 1,283,000     $ 5,070,000
                                1999    $ 1,108,000     $ 2,399,000     $ 1,224,000     $ 4,731,000
                                1998    $   389,000     $ 2,932,000     $ 1,827,000     $ 5,148,000

     Operating income (loss)    2000    $(1,008,000)    $  (777,000)    $    75,000     $(1,710,000)
                                1999    $   623,000     $   (49,000)    $   239,000     $   813,000
                                1998    $  (256,000)    $    40,000     $   201,000     $   (15,000)

     Depreciation and           2000    $   717,000     $   213,000     $    61,000     $   991,000
       amortization             1999    $   236,000     $   233,000     $    34,000     $   503,000
                                1998    $   199,000     $   183,000     $    26,000     $   408,000

     Identifiable assets        2000    $ 4,010,000     $   502,000     $   690,000     $ 5,202,000
                                1999    $ 4,153,000     $ 1,202,000     $ 1,041,000     $ 6,396,000
                                1998    $ 3,718,000     $ 1,131,000     $   490,000     $ 5,339,000

     Capital expenditures       2000    $ 1,546,000     $        --          89,000     $ 1,635,000
                                1999    $   475,000     $   277,000          97,000     $   849,000
                                1998    $   655,000     $   180,000          81,000     $   916,000

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  MANAGEMENT'S PLANS

     o The company's credit line balance of $275,000 at September 30, 2000 with Comerica was paid in full subsequent to year end.

     o Subsequent to September 30, 2000, the Company sold its corporate headquarters building in Irvine, California for $2,500,000 and paid off all debt against that property totaling approximately $1,850,000. The gain on the sale of the building will be recognized in fiscal year 2001.

     o Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $3.9 million terms and conditions which the Company can better meet in the future. The Company may be unable to comply with all the covenants and conditions of the subordinated convertible debt. Management is in discussions with the debt holders attempting to secure more favorable terms. There can be no assurance that management will be successful in these negotiations.

     o Subsequent to September 30, 2000, management entered into negotiations to secure short-term financing of $1.5-$2 million under terms and conditions to be agreed upon. There can be no assurances that this funding will materialize.

     o In a proxy filed subsequent to September 30, 2000, the Company announced its intention to sell its service division. Management plans to pay most of its outstanding trade debts at the close of that transaction and hopes to retain enough cash post-closing of the transaction to fund the continuing operations. Management can make no assurances the sale will close or that the cash position planned for will materialize.

     o The Company is currently negotiating material contracts for the sale of its e-path products to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialize.

     o Continue to expand its B2B software development and distribution plan and "Selva" product line.

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

10.12 Letter agreement dated November 5, 1998 between the Company and Leonard Mackenzie incorporated herein by reference to Exhibit 10.12 to the Company's 10-K for the year ended September 30, 1999.

10.13 Promissory Note dated May 4, 1998 between the Company and NCR Corporation incorporated herein by reference to Exhibit 10.13 to the Company's 10-K for the year ended September 30, 1999.

10.14 Warrant Agreement dated May 4, 1998 entered into by the Company, Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM LLC incorporated herein by reference to Exhibit 10.14 to the Company's 10-K for the year ended September 30, 1999.

10.15 Secured Promissory Note dated May 4, 1998 in the original principal amount of $900,000 executed by the Company in favor of Gregory A. Busch and David Keligian, as Trustees of the Lenawee Trust u/t/d December 30, 1992, Dito Caree Limited Partnership, and Four JM LLC incorporated herein by reference to Exhibit 10.15 to the Company's 10-K for the year ended September 30, 1999.

10.16 Warrant dated May 4, 1998 executed by the Company in favor of Todd Martin Pickup and Devon Renee Pickup, Trustees of the Vintage Trust dated October 28, 1993 incorporated herein by reference to Exhibit
         10.16 to the Company's 10-K for the year ended September 30, 1999.

Exhibit
Number                            Description
-------                           -----------

10.17    Warrant dated May 4, 1998 executed by the Company in favor of Gregory
         A. Busch, Trustee of the 92643 Vintage Trust dated December 29, 1995 incorporated herein by reference to Exhibit 10.17 to the Company's 10-K for the year ended September 30, 1999.

10.18 Warrant dated May 4, 1998 executed by the Company in favor of Four JM LLC incorporated herein by reference to Exhibit 10.18 to the Company's 10-K for the year ended September 30, 1999.

10.19 Loan Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit 10.19 to the Company's 10-K for the year ended September 30, 1999.

10.20 Security Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit
         10.20 to the Company's 10-K for the year ended September 30, 1999.

10.21 Secured Convertible Promissory Note dated September 30, 1999 executed by the company in favor of Pacific Mezzanine Fund LP in the original principal amount of $3,150,000 incorporated herein by reference to
         Exhibit 10.21 to the Company's 10-K for the year ended September 30, 1999.

10.22 Warrant dated September 30, 1999 executed by the Company in favor of Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit
         10.22 to the Company's 10-K for the year ended September 30, 1999.

10.23 Investors' Rights Agreement dated September 30, 1999 between the Company and Pacific Mezzanine Fund LP incorporated herein by reference to Exhibit 10.23 to the Company's 10-K for the year ended September 30, 1999.

10.24 Second Amendment to Loan and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California incorporated herein by reference to Exhibit 10.24 to the Company's 10-K for the year ended September 30, 1999.

10.25 First Amendment to Loan and Security Agreement and Forbearance Agreement dated December 31, 1998, by and between Comerica Bank-California and General Automation, Inc. incorporated herein by reference to Exhibit 10.25 to the Company's 10-K for the year ended September 30, 1999.

10.26 Stock Pledge and Security Agreement dated September 30, 1999 between the Company and Comerica Bank- California incorporated herein by reference to Exhibit 10.26 to the Company's 10-K for the year ended September 30, 1999.

10.27 Intellectual Property Security Agreement dated September 30, 1999 between the Company and Comerica Bank - California incorporated herein by reference to Exhibit 10.27 to the Company's 10-K for the year ended September 30, 1999.

10.28 Letter agreement dated September 30, 1999 between the Company and RadiSys CPD, Inc. incorporated herein by reference to Exhibit 10.28 to the Company's 10-K for the year ended September 30, 1999.

10.29 Promissory Note dated September 30, 1999 executed by the Company in favor of RadiSys CPD, Inc. in the original principal amount $250,000 incorporated herein by reference to Exhibit 10.29 to the Company's 10-K for the year ended September 30, 1999.

10.30 Promissory Note dated September 30, 1999 executed by the Company in favor RadiSys CPD, Inc. in the original principal amount of $500,000 incorporated herein by reference to Exhibit 10.30 to the Company's 10-K for the year ended September 30, 1999.

10.31 Registration Rights Agreement dated September 30, 1999 between the Company and RadiSys CPD, Inc. incorporated herein by reference to
         Exhibit 10.31 to the Company's 10-K for the year ended September 30, 1999.

10.32 Letter agreement dated September 30, 1999 between the Company and Boundless Technologies, Inc. incorporated herein by reference to
         Exhibit 10.32 to the Company's 10-K for the year ended September 30, 1999.

10.33 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $250,000 incorporated herein by reference to Exhibit 10.33 to the Company's 10-K for the year ended September 30, 1999.

10.34 Promissory Note dated September 30, 1999 executed by the Company in favor of Boundless Technologies, Inc. in the original principal amount of $500,000 incorporated herein by reference to Exhibit 10.34 to the Company's 10-K for the year ended September 30, 1999.

10.35 Registration Rights Agreement dated September 30, 1999 between the Company and Boundless Technologies, Inc. incorporated herein by reference to Exhibit 10.35 to the Company's 10-K for the year ended September 30, 1999.

10.36 Asset Purchase Agreement dated August 2, 2000 entered into by GA and Pick Systems.

10.37 Secured Promissory Note in the original principal amount of $500,000 payable by Pick Systems to GA.

10.38    Security Agreement dated August 2, 2000 entered into by GA and Pick
         Systems.

10.39 Agreement of purchase and sale between General Automation, Inc. and GA Services, LLC.

21       Subsidiaries of the Company.

27       Financial Data Schedule.