Form 10-K/A
period 2000-09-30
GENERAL AUTOMATION INC
filed 2001-01-17
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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


/s/ Robert M. McClure           Chairman, Director             January 16, 2001
--------------------------
    Robert M. McClure


/s/ Richard H. Nance            Vice President and             January 16, 2001
--------------------------      Chief Financial &
    Richard H. Nance            Accounting Officer

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
General Automation, Inc.

We have audited the accompanying consolidated balance sheets of General Automation, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Automation, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their consolidated operations and cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred significant losses from operations, its current liabilities exceed current assets by $5,300,000 and total stockholders' deficit was $7,400,000 at September 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 17. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                         CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California
January 12, 2001

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