Form 10-Q
period 2000-12-31
GENERAL AUTOMATION INC
filed 2001-03-23
CIK 40443

--------------------------------------------------------------------------------
                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________  to  ____________________.

                          Commission file number 0-5260

                            GENERAL AUTOMATION, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter).

                               DELAWARE 95-2488811
                               -------------------
           (State or other jurisdiction of (I.R.S. employer I.D. No.)
                         incorporation or organization)

17731 MITCHELL NORTH, IRVINE, CALIFORNIA            92614
----------------------------------------            -----
(Address of principal executive offices)          (Zip code)

Registrant's telephone number including area code:  (949) 250-4800
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

No [X]  Yes [ ]

As of March 1, 2001 there were 14,607,896 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       2000            2000
                                                   -------------   -------------

                      ASSETS

Current assets:
  Cash and equivalents                             $    170,000    $    403,000
  Accounts receivable                                   883,000       1,297,000
  Prepaid expenses and other                            359,000         436,000
                                                   -------------   -------------

   Total current assets                               1,412,000       2,136,000

Capitalized software                                    832,000       1,559,000
Property and equipment                                  245,000       1,484,000
Other                                                    57,000          23,000
                                                   ------------    ------------

                                                   $  2,546,000    $  5,202,000
                                                   ============    ============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank line of credit                              $          -    $    275,000
  Current portion of long-term debt                   1,006,000       1,917,000
  Accounts payable                                    3,387,000       3,085,000
  Accrued expenses                                    1,077,000         954,000
  Deferred revenue                                      427,000         550,000
  Net liabilities of discontinued operations            548,000         642,000
                                                   ------------    ------------

    Total current liabilities                         6,445,000       7,423,000

Long-term debt                                        4,515,000       5,171,000
                                                   ------------    ------------

    Total liabilities                                10,960,000      12,594,000
                                                   ------------    ------------

Commitments and contingencies                                 -               -

Stockholders' deficit:
  Common stock, $.10 par value; 30,000,000
   shares authorized; 14,607,896 shares
   issued and outstanding                             1,461,000       1,461,000
  Additional paid-in capital                         48,836,000      48,836,000
  Accumulated deficit                               (58,384,000)    (57,370,000)
  Accumulated other comprehensive loss                 (327,000)       (319,000)
                                                   ------------    ------------

    Total stockholders' deficit                      (8,414,000)     (7,392,000)
                                                   ------------    ------------

                                                   $  2,546,000    $  5,202,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED DECEMBER 31
                                                  ------------------------------
                                                        2000            1999
                                                   -------------   -------------

Revenues                                           $  1,320,000    $  1,080,000

Cost of revenues                                        902,000         516,000
                                                   -------------   -------------

  Gross profit                                          418,000         564,000
                                                   -------------   -------------

Operating expenses:
  Selling, general and administrative                   832,000         655,000
  Research and development                              665,000               -
  Writedown of capitalized software
    to net realizable value                             503,000               -
  Depreciation and amortization                          53,000          68,000
                                                   -------------   -------------

                                                      2,053,000         723,000
                                                   -------------   -------------

Loss from operations                                 (1,635,000)       (159,000)
                                                   -------------   -------------

Other income (expense)
  Royalties                                             265,000               -
  Gain on sale of building                            1,179,000               -
  Litigation settlement                                 500,000               -
  Interest, net                                        (167,000)       (226,000)
                                                   -------------   -------------

                                                      1,777,000        (226,000)
                                                   -------------   -------------

  Income (loss) from continuing operations
    before taxes                                        142,000        (385,000)

Provision for (benefit from) income taxes                47,000         (28,000)
                                                   -------------   -------------

  Income (loss) from continuing operations               95,000        (357,000)
                                                   -------------   -------------

  Income (loss) from discontinued operations
    (net of tax benefit of $47,000 in 2000
     and tax provision of $32,000 in 1999)           (1,109,000)        136,000
                                                   -------------   -------------

Net loss                                           $ (1,014,000)   $   (221,000)
                                                   =============   =============

Basic and diluted income (loss) per share:
  Income (loss) from continuing operations         $       0.01    $      (0.03)
                                                   =============   =============
  Income (loss) from discontinued operations       $      (0.08)   $       0.01
                                                   =============   =============
  Net loss                                         $      (0.07)   $      (0.02)
                                                   =============   =============

Basic and diluted number of common shares            14,608,000      11,641,500
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                          GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (UNAUDITED)

                                                              THREE MONTHS ENDED DECEMBER 31
                                                              ------------------------------
                                                                    2000           1999
                                                                ------------   ------------
Cash flows from operating activities:
  Net loss                                                      $(1,014,000)   $  (221,000)
  Adjustments to reconcile net loss to
    net cash provided by (used in )operating activities:
    Gain on sale of building                                     (1,179,000)             -
    Writedown of capitalized software to net realizable value       503,000
    Depreciation and amortization                                   469,000        396,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                           414,000        221,000
      Prepaid expenses and other                                     43,000        (50,000)
      Other assets                                                        -         (2,000)
    Increase (decrease) in:
      Accounts payable                                              302,000      2,045,000
      Accrued expenses                                              123,000     (1,153,000)
      Deferred revenue                                             (123,000)       (61,000)
                                                                ------------   ------------

    Net cash provided by (used in) operating activities            (462,000)     1,175,000
                                                                ------------   ------------

Cash flows from investing activities:
   Proceeds from sale of building                                 2,373,000              -
  Acquisitions and related adjustments                                    -       (221,000)
  Purchase of property and equipment                                 (8,000)        (9,000)
  Capitalized software costs                                       (192,000)      (278,000)
                                                                ------------   ------------

    Net cash provided by (used in ) investing activities          2,173,000       (508,000)
                                                                ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                  -         74,000
  Proceeds from issuance of debt                                    285,000        225,000
  Principal payments on debt                                     (2,127,000)       (87,000)
                                                                ------------   ------------

    Net cash provided by (used in) financing activities          (1,842,000)       212,000
                                                                ------------   ------------

Cash used in discontinued operations                                (94,000)    (1,383,000)
                                                                ------------   ------------

Effect of exchange rate changes on cash                              (8,000)         1,000
                                                                ------------   ------------

Net decrease in cash and equivalents                               (233,000)      (503,000)

Cash and equivalents, beginning of year                             403,000        991,000
                                                                ------------   ------------

Cash and equivalents, end of year                               $   170,000    $   488,000
                                                                ============   ============


Cash paid during the year for :
 Interest                                                       $     2,000    $   208,000
                                                                ============   ============
 Income taxes                                                   $         -    $     4,000
                                                                ============   ============

         The accompanying notes are an integral part of these financial statements.

                                             3

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sequoia Systems (UK) Limited, Liberty Integration Software, Inc., General Automation, LLC and General Automation PTY Ltd. All significant intercompany transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

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

NOTE 2 - CONTINUING OPERATIONS

The Company's US and Canadian operations are primarily devoted to the development of web products (E-Path and Selva Server). The Australian and United Kingdom operations continue to focus their efforts on supporting operating systems (UNIX, Novell, OS/2) and contact programming utilizing C++ and Visual Basic.

NOTE 3 - WRITEDOWN OF CAPITALIZED SOFTWARE TO NET REALIZABLE VALUE

In March 2001, management determined that the market for one of its software products under development had become saturated and decided not to pursue further development efforts. Accordingly, the Company wrote off unamortized capitalized software costs of $503,000.

NOTE 4 - OTHER INCOME

Royalties
---------

Royalties relate to the sale of the Company's Pick-based database management business in August 2000. The Company is entitled to twenty percent of certain sales by Pick Systems, Inc. for a period of twenty-four months after the sale.

Sale of building
----------------

On November 1, 2000 the Company sold its administrative building for $2,373,000. Proceeds from the sale were used to pay off the related first and second mortgage notes. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $11,000.

Litigation settlement
---------------------

On April 15, 1999 the Company filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was the Company's independent auditors from 1991 through 1996. The action asserted that PriceWaterhouse was negligent in its audits of the Company's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. The Company sought general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. In December 2000, this suit was settled for $500,000.

NOTE 5 - SALE OF HARDWARE SERVICE BUSINESS

The Company signed a letter of intent in November 2000 to sell its hardware service business to a private investor group. The sale, which resulted in a gain, became effective on January 31, 2001. The sales price was equal to $840,000 cash plus the value of accounts receivable, as defined. In addition, the purchase agreement provides for a contingent sales price up to 10%, not to exceed $300,000, of future revenues in excess of $7,100,000 generated by the buyer.

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

(1)      MATERIAL CHANGES IN FINANCIAL CONDITION:

During the first quarter of fiscal 2001, the Company completed the sale of its administrative building and paid off the related mortgage debt. Management is continuing efforts to improve the Company's financial condition and is currently discussing with lenders the possible conversion of debt into equity. In addition, management is discussing with the Company's vendors a plan that would settle all outstanding obligations for cash at a fraction of the outstanding balances. There is no assurance management will be successful in its efforts.

(2)      MATERIAL CHANGES IN RESULTS OF OPERATIONS:

Although revenues increased by $240,000 or 22%, gross margins decreased from 52% to 32%. E-path products were introduced in the fourth quarter of fiscal 2000, but have not reached a breakeven point and, currently, amortization of capitalized costs and other direct costs of sales exceed total sales of these products.

Operating expenses increased $1,330,000, principally due to research and development efforts of $665,000 and the writedown of capitalized software costs of $503,000.

The three items representing other income, royalties, gain on sale of business and litigation settlement, are described in Note 4 to the financial statements.

The decrease in net interest expense results from the decrease in debt outstanding.

In the first three months of fiscal 2000, the Company's two discontinued operations, the Pick-based database business, sold in August 2000, and the hardware service business, sold in January 2001, contributed $136,000 to profit. In the first three months of fiscal 2001, the hardware service business produced a loss of $1,109,000.

Following the sale of the hardware service business on January 31 2001, the Company laid off substantially all its remaining U.S. based employees and retained only those key individuals necessary to the execution of its business plan. Restructuring costs related to the layoff cannot be quantified until the employees involved finalize their choice of severance packages, but are not expected to exceed $300,000.

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


General Automation, Inc.
------------------------
Registrant




 /s/ Jane M. Christie                                         March 23, 2001
---------------------------                                   --------------
Jane M. Christie                                              Date
President, Chief Executive Officer and Principal
  Accounting Officer