Form 10-Q
period 2001-03-31
GENERAL AUTOMATION INC
filed 2001-06-25
CIK 40443

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

                FOR THE QUARTERLY PERIOD ENDED March 31, 2001

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

No [X]  Yes [ ]

As of June 1, 2001 there were 14,607,896 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       MARCH 31,   SEPTEMBER 30,
                                                         2001          2000
                                                    -------------  -------------

                      ASSETS

Current assets:
  Cash and equivalents                              $  1,311,000   $    403,000
  Accounts receivable                                  1,240,000      1,297,000
  Prepaid expenses and other                             319,000        436,000
                                                    -------------  -------------

   Total current assets                                2,870,000      2,136,000

Capitalized software                                     618,000      1,559,000
Property and equipment                                   184,000      1,484,000
Other                                                     51,000         23,000
                                                    -------------  -------------

                                                    $  3,723,000   $  5,202,000
                                                    =============  =============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Bank line of credit                               $          -   $    275,000
  Current portion of long-term debt                    1,054,000      1,917,000
  Accounts payable                                     3,390,000      3,085,000
  Accrued expenses                                     1,496,000        954,000
  Deferred revenue                                       453,000        550,000
  Net liabilities of discontinued operations                   -        642,000
                                                    -------------  -------------

    Total current liabilities                          6,393,000      7,423,000

Long-term debt                                         4,530,000      5,171,000
                                                    -------------  -------------

    Total liabilities                                 10,923,000     12,594,000
                                                    -------------  -------------

Commitments and contingencies                                  -              -

Stockholders' deficit:
  Common stock, $.10 par value; 50,000,000
   shares authorized; 14,607,896 shares
   issued and outstanding                              1,461,000      1,461,000
  Additional paid-in capital                          48,836,000     48,836,000
  Accumulated deficit                                (57,139,000)   (57,370,000)
  Accumulated other comprehensive loss                  (358,000)      (319,000)
                                                    -------------  -------------

    Total stockholders' deficit                       (7,200,000)    (7,392,000)
                                                    -------------  -------------

                                                    $  3,723,000   $  5,202,000
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     THREE MONTHS ENDED MARCH 31
                                                    ----------------------------
                                                        2001            2000
                                                    -------------  -------------

Revenues:
  Product                                           $    467,000   $    627,000
  Services                                               534,000        230,000
                                                    -------------  -------------
                                                       1,001,000        857,000

Cost of revenues
  Product                                                462,000        194,000
  Services                                               221,000        168,000
                                                    -------------  -------------
                                                         683,000        362,000

  Gross profit                                           318,000        495,000
                                                    -------------  -------------

Operating expenses:
  Selling, general and administrative                    881,000      1,580,000
  Research and development                               462,000        108,000
  Depreciation                                            49,000         60,000
                                                    -------------  -------------
                                                       1,392,000      1,748,000
                                                    -------------  -------------

Loss from operations                                  (1,074,000)    (1,253,000)
                                                    -------------  -------------

Other income (expense)
  Royalties                                              564,000              -
  Interest, net                                         (104,000)      (204,000)
  Other, net                                              22,000        (18,000)
                                                    -------------  -------------
                                                         482,000       (222,000)
                                                    -------------  -------------

Income (loss) from continuing operations
    before taxes                                        (592,000)    (1,475,000)

Provision for (benefit from) income taxes                      -              -
                                                    -------------  -------------

Income (loss) from continuing operations                (592,000)    (1,475,000)
                                                    -------------  -------------

Discontinued operations:
  Income (loss) from discontinued operations             (71,000)       449,000
  Gain on sale of discontinued operation               2,136,000              -
                                                    -------------  -------------

Income from discontinued operations                    2,065,000        449,000
                                                    -------------  -------------

Net income (loss)                                   $  1,473,000   $ (1,026,000)
                                                    =============  =============

Basic and diluted income (loss) per share:
  Income (loss) from continuing operations          $      (0.04)         (0.12)
  Income (loss) from discontinued operations                0.14           0.04
                                                    -------------  -------------
  Net income (loss)                                 $       0.10   $      (0.08)
                                                    =============  =============

Basic and diluted number of common shares             14,607,896     12,367,682
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED MARCH 31,
                                                  ------------------------------
                                                        2001            2000
                                                   -------------   -------------

Revenues:
  Products                                         $  1,120,000         992,000
  Services                                            1,201,000         945,000
                                                   -------------   -------------
                                                      2,321,000       1,937,000

Cost of revenues:
  Products                                            1,044,000         393,000
  Services                                              541,000         485,000
                                                   -------------   -------------
                                                      1,585,000         879,000

  Gross profit                                          736,000       1,059,000
                                                   -------------   -------------

Operating expenses:
  Selling, general and administrative                 1,713,000       2,235,000
  Research and development                            1,127,000         206,000
  Writedown of capitalized software
    to net realizable value                             503,000               -
  Depreciation                                          102,000         128,000
                                                   -------------   -------------
                                                      3,445,000       2,471,000
                                                   -------------   -------------

Loss from operations                                 (2,709,000)     (1,412,000)
                                                   -------------   -------------
Other income (expense):
  Royalties                                             829,000               -
  Gain on sale of building                            1,179,000               -
  Litigation settlement                                 500,000               -
  Interest, net                                        (271,000)       (430,000)
  Other expense                                          22,000         (18,000)
                                                   -------------   -------------
                                                      2,259,000        (448,000)
                                                   -------------   -------------
Income (loss) from continuing operations
  before taxes                                         (450,000)     (1,860,000)
Provision for (benefit from) income taxes                47,000          28,000
                                                   -------------   -------------

Income (loss) from continuing operations               (497,000)     (1,832,000)
                                                   -------------   -------------
Discontinued operations:
  Loss from discontinued operations                  (1,179,000)        585,000
  Gain on sale of discontinued operation              2,136,000               -
                                                   -------------   -------------
  Income (loss) from discontinued operations            957,000         585,000
                                                   -------------   -------------
Net income (loss)                                  $    459,000    $ (1,247,000)
                                                   =============   =============
Basic and diluted income (loss) per share:
  Income (loss) from continuing operations         $      (0.03)   $      (0.04)
  Income (loss) from discontinued operations               0.06           (0.06)
                                                   -------------   -------------
  Net loss                                         $       0.03    $      (0.10)
                                                   =============   =============

Basic and diluted number of common shares            14,607,896      11,976,951
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                          GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (UNAUDITED)

                                                                 SIX MONTHS ENDED MARCH 31
                                                               ----------------------------
                                                                   2001            2000
                                                               -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                             $   459,000    $(1,247,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in)operating activities:
    Gain on sale of discontinued operations                      (2,136,000)             -
    Loss from discontinued operations                             1,179,000       (585,000)
    Gain on sale of building                                     (1,179,000)             -
    Write-down of capitalized software to net realizable value      503,000              -
    Depreciation and amortization                                   744,000        515,000
    Embedded interest                                                     -         22,000
    Stock issued in legal settlement                                      -         75,000
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                          (171,000)       380,000
      Inventory                                                           -        171,000
      Prepaid expenses and other                                    117,000         58,000
    Increase (decrease) in:
      Accounts payable                                              305,000        (66,000)
      Accrued expenses                                              542,000         94,000
      Deferred revenue                                              (97,000)        12,000
                                                               -------------  -------------
    Net cash provided by operating activities                       266,000       (571,000)
                                                               -------------  -------------
Cash flows from investing activities:
  Proceeds from sale of building                                  2,373,000              -
  Proceeds from sale of discontinued operation                    1,558,000              -
  Acquisitions and related adjustments                                    -       (273,000)
  Purchase of property and equipment                                 (8,000)       (59,000)
  Capitalized software costs                                       (192,000)    (1,147,000)
  Other assets                                                      (28,000)        37,000
                                                                ------------   ------------
    Net cash provided by (used in) investing activities           3,703,000     (1,442,000)
                                                                ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                  -      1,445,000
  Proceeds from issuance of debt                                    300,000        500,000
  Principal payments on debt                                     (2,079,000)      (355,000)
                                                               -------------  -------------
    Net cash provided by (used in) financing activities          (1,779,000)     1,590,000
                                                               -------------  -------------
Cash used in discontinued operations                             (1,243,000)             -
                                                               -------------  -------------
Approximate effect of exchange rate changes on cash                 (39,000)       (30,000)
                                                               -------------  -------------
Net increase (decrease) in cash and equivalents                     908,000       (453,000)

Cash and equivalents, beginning of period                           403,000        991,000
                                                               -------------  -------------
Cash and equivalents, end of period                            $  1,311,000   $    538,000
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

                                             3

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  BUSINESS AND BASIS OF PRESENTATION

Nature of business

General Automation, Inc. (the "Company") is engaged in the development, design and sale of computer software and related software consulting services. The Company has subsidiaries in Canada, Australia and England. The Company's major product line is data connectivity software that enables businesses to connect legacy applications and databases to e-business exchanges and trading partners over the Internet marketed under the name E-Path. In addition, the Company provides a range of custom and packaged consulting programs in order to help customers build and deploy their e-business applications. The Company continues its development of its Selva Server product which is expected to be launched before the end of 2001, assuming that the Company receives adequate funding.

As discussed more thoroughly in Note 5, the Company's database management and hardware service businesses are presented as discontinued operations in the accompanying consolidated financial statements. All such business were sold prior to the end of the most recent fiscal quarter.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(US) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) Considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Sequoia Systems (UK) Limited, Liberty Integration Software, Inc., General Automation, LLC and General Automation PTY Ltd. All significant intercompany transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred significant losses from operations, its current liabilities exceed current assets by $3,523,000 and total stockholders' deficit was $7,200,000 at March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $3.9 million terms and conditions which the Company can better meet in the future. The Company may be unable to comply with all the covenants and conditions of the subordinated convertible debt. Management is in discussions with the debt holders attempting to secure more favorable terms. In addition, the Company is negotiating with trade creditors and former employees with debts totaling approximately $4,900,000. There can be no assurance that management will be successful in these negotiations. Management entered into negotiations to secure short-term financing of $1.5-$2 million under terms and conditions to be agreed upon. There can be no assurances that this funding will materialize. The Company is currently negotiating material contracts for the sale of its E-Path products to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialize. Management intends to continue to expand its B2B software development, and commence distribution of the "Selva" product line later in the year. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications--Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue Recognition

The Company's revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for internal use by its customers. Licenses are generally based on the number of users of the Company's software. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non- cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

The Company records unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy. The Company records accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

The Company's professional services include consulting services, training-related services to customers and partners, and software maintenance services, including technical support, to the Company's customers and partners. Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period, if significant. If insignificant, the Company accrues the estimated costs of such service at the time of delivery.

NOTE 2 - CONTINUING OPERATIONS

The Company's US operations are primarily devoted to the continued enhancement, licensing, and support of E-Path web products. The US operations, along with our Canadian subsidiary have also continued development of Selva Server web products which are expected to be launched later in 2001, subject to available cash requirements. The Australian and United Kingdom (UK) operations continue to focus their efforts on supporting operating systems (UNIX, Novell, OS/2) and contract programming utilizing C++ and Visual Basic; the UK operations began licensing E-Path during 2001.

Revenues from continuing operations by product and services For the six months ended March 31, 2001 are as follows:

                                 2001                               2000
                        -----------------------------     ----------------------------
                        Service    Product     Total       Service   Product   Total
Revenues:
 E-Path                 $70,000  $ 352,000  $ 423,000     $284,000 $ 282,000 $ 566,000
 Operating Systems      873,000  1,025,000  1,898,000      661,000   710,000 1,371,000
   Total                943,000  1,377,000  2,321,000      945,000   992,000 1,937,000



NOTE 3 - WRITEDOWN OF CAPITALIZED SOFTWARE TO NET REALIZABLE VALUE

In March 2001, management determined that the market for certain of its software products under development had become saturated and decided not to pursue further development efforts. Accordingly, the Company wrote-off unamortized capitalized software costs of $503,000 during the first quarter of 2001.

During the six months ended March 31, 2001, the Company capitalized $192,000 of costs related to Selva Server. No amounts were capitalized in 2000 for the Selva product. No costs have been amortized related to the Selva Server products since they have not been sold.

The Company amortizes its software costs on a straight-line basis over the period expected to be benefited. Management is currently evaluating its method for amortization of E-Path costs since its sales activities have only partially commenced. During the six months ended March 31, 2001, the Company amortized $630,000. No amounts were amortized related E-Path in 2000.

NOTE 4 - OTHER INCOME

Royalties
---------

Royalties relate to the sale of the Company's Pick-based database management business in August 2000. The Company is entitled to twenty percent of certain sales by Pick Systems, Inc. for a period of twenty-four months after the sale. The Company has earned $829,000 for the six months ended March 31, 2001 in connection with this agreement of which $444,000 has not been paid. Management has initiated an action against the buyer of the Company's pick business for payment of outstanding amounts due.

Sale of building
----------------

On November 1, 2000 the Company sold its administrative building for $2,373,000. Proceeds from the sale were used to pay off the related first and second mortgage notes totaling $955,000 and $922,500, respectively. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $36,000. In February 2001, the Company and the lessor agreed to reduce the monthly rent to $5,000.

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

NOTE 5  DISCONTINUED OPERATIONS

On January 31, 2001, the Company sold its hardware service business In an asset sale to a private investor group. The sales price was equal to $840,000 cash plus the value of accounts receivable, as defined. At the time of the sale, the hardware service business had liabilities in excess of its assets totaling $572,000, largely due to $2,437,000 of revenues deferred by the Company relating to customer support contracts. The net liabilities, together with cash received, resulted in a gain of $2,136,000.

In addition, the purchase agreement provides for a contingent sales price up to 10%, not to exceed $300,000, of future revenues in excess of $7,100,000 generated by the buyer. During the three months ended March 31, 2001, the Company earned no royalties.

Note 6  PER SHARE INFORMATION

During the three and six months ended March 31, 2001 and 2000, the Company had no convertible securities into common stock which were be included in basic and diluted shares outstanding using the treasury stock method.

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

(1)      MATERIAL CHANGES IN FINANCIAL CONDITION:

During the first quarter of fiscal 2001, the Company completed the sale of its administrative building for cash proceeds of $2,373,000 and paid-off the related mortgage debt totaling $1,880,000. In addition, the Company sold its hardware services business for cash proceeds of approximately $1,558,000. Management is continuing efforts to improve the Company's financial condition and is currently discussing with unsecured lenders the possible conversion of debt into equity. In addition, management is discussing with the Company's former employees and vendors a plan that would settle all outstanding obligations for cash at a fraction of the outstanding balances. There is no assurance management will be successful in its efforts.


(2)      RESULTS OF OPERATIONS:

Revenues increased by $384,000 or 19% during the six months ended March 31, 2001 to $2,321,000. New E-path products were introduced in the fourth quarter of fiscal 2000, but have not reached a breakeven point and, currently, amortization of capitalized costs and other direct costs of sales exceed total sales of these new products due to the fact the Company amortizes costs on a straight-line basis versus on a per-unit basis. Costs of revenues increased as a percentage of revenues largely due to the increase in the amortization of software costs previously capitalized.

General and administrative expenses decreased to $1,713,000, principally due to reductions of legal and professional fees as well as administrative support, rents and other administrative costs.

Other income includes royalties from the sales of our Pick business, as well as the gain on sale of building as discussed in the notes to the financial statements.

The decrease in net interest expense results from the decrease in debt outstanding.

Our discontinued operations were completely sold. Accordingly our losses were reduced during the six months ended March 31, 2001.

Overall, we had net income from the gains on sales of assets and business. We expect to incur losses for the foreseeable future as we expand our licensing and Services.

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




 /s/ Jane M. Christie                                         June 25, 2001
---------------------------                                   --------------
Jane M. Christie                                              Date
President, Chief Executive Officer and Principal
  Accounting Officer