Form 10-Q
period 2001-06-30
GENERAL AUTOMATION INC
filed 2001-08-21
CIK 40443

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

                FOR THE THREE AND NINE MONTHS ENDED June 30, 2001

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

No [ ]  Yes [X]

As of June 30, 2001 there were 14,721,265 shares of common stock of the Registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                              (dba GA eXpress, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       JUNE 30,    SEPTEMBER 30,
                                                         2001          2000
                                                    -------------  -------------

                      ASSETS

Current assets:
  Cash and equivalents                              $  1,316,000   $    403,000
  Accounts receivable                                  1,778,000      1,297,000
  Prepaid expenses and other                             228,000        436,000
                                                    -------------  -------------

   Total current assets                                3,322,000      2,136,000

Capitalized software                                     390,000      1,559,000
Property and equipment                                   152,000      1,484,000
Other                                                    230,000         23,000
                                                    -------------  -------------

                                                    $  4,094,000   $  5,202,000
                                                    =============  =============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                 $  1,279,000   $  1,917,000
  Bank line of credit                                          -        275,000
  Accounts payable                                     1,251,000      3,085,000
  Accrued expenses                                     1,691,000        954,000
  Deferred revenue                                       416,000        550,000
  Net liabilities of discontinued operations                   -        642,000
                                                    -------------  -------------

    Total current liabilities                          4,637,000      7,423,000

Long-term debt                                         4,530,000      5,171,000
                                                    -------------  -------------

    Total liabilities                                  9,167,000     12,594,000
                                                    -------------  -------------

Commitments and contingencies                                  -              -

Stockholders' deficit:
  Common stock, $.10 par value; 50,000,000
   shares authorized; 14,721,265 shares
   issued and outstanding                              1,461,000      1,461,000
  Additional paid-in capital                          49,147,000     48,836,000
  Accumulated deficit                                (55,332,000)   (57,370,000)
  Accumulated other comprehensive loss                  (349,000)      (319,000)
                                                    -------------  -------------

    Total stockholders' deficit                       (5,073,000)    (7,392,000)
                                                    -------------  -------------

                                                    $  4,094,000   $  5,202,000
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                              (dba GA eXpress, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------
                                                        2001            2000
                                                    -------------  -------------
Revenues:
  Product                                           $    734,000   $  1,415,000
  Services                                               141,000        343,000
                                                    -------------  -------------
                                                         875,000      1,758,000

Cost of revenues
  Product                                                299,000        888,000
  Services                                               250,000        164,000
                                                    -------------  -------------
                                                         549,000      1,052,000

  Gross profit                                           326,000        706,000
                                                    -------------  -------------

Operating expenses:
  Selling, general and administrative                    513,000        700,000
  Research and development                               247,000        135,000
  Impairment of goodwill                                       -         99,000
  Amortization of goodwill                                     -         10,000
  Depreciation                                            39,000         62,000
                                                    -------------  -------------
                                                         799,000      1,006,000
                                                    -------------  -------------

Loss from operations                                    (473,000)      (300,000)
                                                    -------------  -------------

Other income (expense)
  Royalties                                              263,000              -
  Interest, net                                         (101,000)      (232,000)
  Other, net                                              18,000              -
                                                    -------------  -------------
                                                         180,000       (232,000)
                                                    -------------  -------------

Loss from continuing operations
   before taxes                                         (293,000)      (532,000)

Provision for income taxes                                     -         20,000
                                                    -------------  -------------

Loss from continuing operations                         (293,000)      (552,000)

Discontinued operations-
  Loss from discontinued operations                            -     (1,136,000)
                                                    -------------  -------------

Loss before extraordinary item                          (293,000)    (1,688,000)

Extraordinary item-
  Gain on forgiveness of debt                          1,870,000              -
                                                    -------------  -------------

Net income (loss)                                   $  1,577,000   $ (1,688,000)
                                                    =============  =============
Basic earnings (loss) per share:
  Continuing operations                             $      (0.02)  $      (0.04)
  Discontinued operations                                      -          (0.09)
  Extraordinary item                                        0.13              -
                                                    -------------  -------------
  Net income (loss)                                 $       0.11   $      (0.13)
                                                    =============  =============
Diluted earnings (loss) per share:
  Continuing operations                             $      (0.02)  $      (0.04)
  Discontinued operations                                      -          (0.09)
  Extraordinary item                                        0.13               -
                                                    -------------  -------------
  Net income (loss)                                 $       0.11   $      (0.13)
                                                    =============  =============
Weighted average number of common shares:
  Basic                                               14,721,265     13,483,307
                                                    =============  =============
  Diluted                                             15,695,797     13,483,307
                                                    =============  =============

   The accompanying notes are an integral part of these financial statements.

                   GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                              (dba GA eXpress, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED JUNE 30,
                                                  ------------------------------
                                                        2001            2000
                                                   -------------   -------------
Revenues:
  Products                                         $  2,632,000       3,012,000
  Services                                              564,000         656,000
                                                   -------------   -------------
                                                      3,196,000       3,668,000

Cost of revenues:
  Products                                            1,423,000       1,596,000
  Services                                              711,000         335,000
                                                   -------------   -------------
                                                      2,134,000       1,931,000

  Gross profit                                        1,062,000       1,737,000
                                                   -------------   -------------

Operating expenses:
  Selling, general and administrative                 2,225,000       1,567,000
  Research and development                            1,374,000         330,000
  Writedown of capitalized software
    to net realizable value                             503,000               -
  Impairment of goodwill                                      -         297,000
  Amortization of goodwill                                    -          31,000
  Depreciation                                          141,000         188,000
                                                   -------------   -------------
                                                      4,243,000       2,413,000
                                                   -------------   -------------

Loss from operations                                 (3,181,000)       (676,000)
                                                   -------------   -------------
Other income (expense):
  Royalties                                             951,000               -
  Gain on sale of building                            1,179,000               -
  Litigation settlement                                 500,000               -
  Interest, net                                        (375,000)       (667,000)
  Other income                                          184,000               -
                                                   -------------   -------------
                                                      2,439,000        (667,000)
                                                   -------------   -------------
Income (loss) from continuing operations
  before taxes                                         (742,000)     (1,343,000)
Provision for income taxes                               47,000          24,000
                                                   -------------   -------------

Loss from continuing operations                        (789,000)     (1,367,000)
                                                   -------------   -------------
Discontinued operations:
  Loss from discontinued operations                  (1,179,000)     (2,292,000)
  Gain on sale of discontinued operation              2,136,000               -
                                                   -------------   -------------
  Income (loss) from discontinued operations            957,000      (2,292,000)
                                                   -------------   -------------

Loss before extraordinary item                          168,000      (3,659,000)

Extraordinary item-
  Gain on forgiveness of debt                         1,870,000               -
                                                   -------------   -------------

Net income (loss)                                  $  2,038,000    $ (3,659,000)
                                                   =============   =============
Basic earnings (loss) per share:
  Continuing operations                            $      (0.05)   $      (0.11)
  Discontinued operations                                  0.06           (0.18)
  Extraordinary item                                       0.13               -
                                                   -------------   -------------
  Net income (loss)                                $       0.14    $      (0.29)
                                                   =============   =============
Diluted earnings (loss) per share:
  Continuing operations                            $      (0.05)   $      (0.11)
  Discontinued operations                                  0.06           (0.18)
  Extraordinary item                                       0.12                -
                                                   -------------   -------------
  Net income (loss)                                $       0.13    $      (0.29)
                                                   =============   =============

Weighted average number of common shares:
  Basic                                              14,721,265      12,482,769
                                                   =============   =============
  Diluted                                            15,695,797      12,482,769
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                          GENERAL AUTOMATION, INC. AND SUBSIDIARIES
                                  (dba GA eXpress, Inc.)
                            CONSOLIDATED STATEMENTS OF CASH FLOW
                                         (UNAUDITED)

                                                                 NINE MONTHS ENDED JUNE 30
                                                               ----------------------------
                                                                   2001            2000
                                                               -------------  -------------
Cash flows from operating activities:
  Net income (loss)                                             $ 2,038,000    $(3,659,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in)operating activities:
    Extraordinary gain on forgiveness of debt                    (1,870,000)             -
    Gain on sale of discontinued operations                      (2,136,000)             -
    Loss from discontinued operations                             1,179,000      2,292,000
    Gain on sale of building                                     (1,179,000)             -
    Write-down of capitalized software to net realizable value      503,000              -
    Depreciation and amortization                                 1,154,000        516,000
    Embedded interest                                                     -         22,000
    Stock issued in legal settlement                                      -         75,000
    Value of warrants charged to operations                          27,000              -
  Changes in assets and liabilities:
    (Increase) decrease in:
      Accounts receivable                                          (481,000)      (261,000)
      Inventory                                                           -        (55,000)
      Prepaid expenses and other                                    208,000         71,000
    Increase (decrease) in:
      Accounts payable                                              112,000      1,319,000
      Accrued expenses                                              641,000       (606,000)
      Deferred revenue                                             (131,000)       (53,000)
                                                               -------------  -------------
    Net cash provided by operating activities                        65,000       (339,000)
                                                               -------------  -------------
Cash flows from investing activities:
  Proceeds from sale of building                                  2,373,000              -
  Proceeds from sale of discontinued operation                    1,558,000              -
  Purchase of property and equipment                               (158,000)      (152,000)
  Capitalized software costs                                       (192,000)    (1,548,000)
  Other assets                                                     (179,000)             -
  Acquisitions and related adjustments                                    -       (273,000)
                                                                ------------   ------------
    Net cash provided by (used in) investing activities           3,402,000     (1,973,000)
                                                                ------------   ------------
Cash flows from financing activities:
  Proceeds from issuance of debt                                  1,280,000        500,000
  Principal payments on debt                                     (2,548,000)      (365,000)
  Proceeds from issuance of common stock                                  -      1,445,000
                                                               -------------  -------------
    Net cash provided by (used in) financing activities          (1,268,000)     1,580,000
                                                               -------------  -------------
Cash used in discontinued operations                             (1,243,000)
                                                               -------------  -------------
Approximate effect of exchange rate changes on cash                 (43,000)       (98,000)
                                                               -------------  -------------
Net increase (decrease) in cash and equivalents                     913,000       (830,000)
Cash and equivalents, beginning of period                           403,000        991,000
                                                               -------------  -------------
Cash and equivalents, end of period                            $  1,316,000   $    161,000
                                                               =============  =============

         The accompanying notes are an integral part of these financial statements.

                                             3

                   GENERAL AUTOMATION, INC., AND SUBSIDIARIES
                              (dba GA eXpress, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Nature of business
------------------

General Automation, Inc., dba GA eXpress, Inc. (the "Company"), is engaged in the development, design and sale of computer software and related software consulting services. The Company has subsidiaries in Canada, Australia and England. The Company's major product line is data connectivity software that enables businesses to connect legacy applications and databases to e-business exchanges and trading partners over the Internet marketed under the name E-Path. In addition, the Company provides a range of custom and packaged consulting programs in order to help customers build and deploy their e-business applications. The Company continues its development of its Selva Server product which is expected to be launched before the end of calendar 2001, assuming that the Company receives adequate funding.

As discussed more thoroughly in Note 5, the Company's database management and hardware service businesses are presented as discontinued operations in the accompanying consolidated financial statements. All such business were sold prior to the end of the most recent fiscal quarter.

Basis of Presentation
---------------------

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the financial statements, the Company has incurred significant losses from operations, has current liabilities in excess of current assets by $1,315,000 and has a total stockholders' deficit of $5,073,000 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $3.9 million terms and conditions which the Company can better meet in the future. The Company may be unable to comply with all the covenants and conditions of the subordinated convertible debt. Management is in discussions with the debt holders attempting to secure more favorable terms. In addition, the Company is in ongoing negotiations with trade creditors and former employees with debts totaling approximately $1.0 million. There can be no assurance that management will be successful in these negotiations. The Company is currently negotiating material contracts for the sale of its E-Path products to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialize. Management intends to continue to expand its B2B software development, and commence distribution of the "Selva" product line later in the year. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Estimates
---------

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

Revenue Recognition
-------------------

The Company's revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for internal use by its customers. Licenses are generally based on the number of users of the Company's software. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

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

Revenues from continuing operations by product and services for the nine months ended June 30, 2001 are as follows:

                                 2001                               2000
                     -------------------------------  --------------------------------
                      Service    Product     Total      Service    Product    Total
Revenues:
 E-Path             $   83,000 $  481,000 $  564,000  $  582,000 $  483,000 $1,065,000
 Operating Systems   1,275,000  1,357,000  2,632,000     951,000  1,652,000  2,603,000
                    ---------- ---------- ----------   --------- ----------  ----------
   Total            $1,358,000 $1,838,000 $3,196,000  $1,533,000 $2,135,000 $3,668,000
                    ========== ========== ==========  ========== ========== ===========

NOTE 3 - WRITEDOWN OF CAPITALIZED SOFTWARE TO NET REALIZABLE VALUE

In March 2001, management determined that the market for certain of its software products under development had become saturated and decided not to pursue further development efforts. Accordingly, the Company wrote-off unamortized capitalized software costs of $503,000 during the second quarter of fiscal 2001.

During the nine months ended June 30, 2001, the Company capitalized $192,000 of costs related to Selva Server. No amounts were capitalized in 2000 for the Selva product. No costs have been amortized related to the Selva Server products since they have not been sold.

The Company amortizes its software costs on a straight-line basis over the period expected to be benefited. Management is currently evaluating its method for amortization of E-Path costs since its sales activities have only partially commenced. During the nine months ended June 30, 2001, the Company amortized $228,000. No amounts were amortized related E-Path in 2000.

NOTE 4 - OTHER INCOME

Royalties
---------

Royalties relate to the sale of the Company's Pick-based database management business in August 2000. The Company is entitled to twenty percent of certain sales by Pick Systems, Inc. for a period of twenty-four months after the sale. The Company has earned $951,000 for the nine months ended June 30, 2001 in connection with this agreement of which $702,000 has not been paid. The Company has initiated an action against the buyer of the Company's pick business for payment of outstanding amounts due. Despite the current litigation, the Company believes it is appropriate to recognize revenue pursuant to the royalty agreement. While the Company is confident that it will ultimately prevail, there can be no absolute assurance as to the ultimate outcome.

Sale of building
----------------

On November 1, 2000, the Company sold its administrative building for $2,373,000. Proceeds from the sale were used to pay off the related first and second mortgage notes totaling $955,000 and $922,500, respectively. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $36,000. In February 2001, the Company and the lessor agreed to reduce the monthly rent to $5,000.

Litigation settlement
---------------------

On April 15, 1999, the Company filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was the Company's independent auditors from 1991 through 1996. The action asserted that PriceWaterhouse was negligent in its audits of the Company's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. The Company sought general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. In December 2000, this suit was settled for $500,000.

NOTE 5 - DISCONTINUED OPERATIONS

On January 31, 2001, the Company sold its hardware service business in an asset sale to a private investor group. The sales price was equal to $840,000 cash plus the value of accounts receivable, as defined. At the time of the sale, the hardware service business had liabilities in excess of its assets totaling $572,000, largely due to $2,437,000 of revenues deferred by the Company relating to customer support contracts. The net liabilities, together with cash received, resulted in a gain of approximately $2,100,000. During the third quarter, the Company negotiated for the release of the hold back associated with the initial sales which resulted in net cash to the Company of approximately $150,000.

Note 6 - EXTRAORDINARY ITEM

During the three months ended June 30, 2001, the Company negotiated settlements of amounts due to certain vendors and unsecured creditors. The aggregate value of these debts totaled approximately $3,000,000. Total payments to be made under the settlement arrangements to creditors is $562,000. Incremental costs, expenses and adjustments to carrying value directly related to these settlements amounted to $568,000. In connection therewith, the Company recognized an extraordinary gain on settlement of such debt of $1,870,000.

Note 7 - PER SHARE INFORMATION

During the three and nine months ended June 30, 2001, the Company had 2,096,154 common stock equivalents outstanding that have been included in the calculation of diluted shares outstanding using the treasury stock method. During the same 2000 periods, no securities covertible into common stock were used to calculate diluted shares outstanding as their effects would be anti-dilutive.

Note 8 - FINANCING ACTIVITIES

On June 29, 2001, the Company negotiated an amendment (the "Amendment") to its September 30, 1999 Loan Agreement, as amended October 3, 2000 and closed $1,276,500 of secured notes (the "Notes") due December 29, 2002. The Notes represented proceeds of $950,000, and a rollover of accrued interest on certain indebtedness previously incurred totaling $326,500. Interest on the Notes accrue at 10% per annum, payable upon maturity of the Note. The security advanced by the Company shall be a first lien security interest in a certain Pick receivable and royalties (collectively, "Pick Security") due to the Company arising out of the Company's previous sale of the Pick business. Payments received from the Company under the Pick Systems Asset Purchase Agreement will be used to pay down the Notes. Additionally, upon execution of the Amendment, previous agreements were cancelled.

The Company incurred aggregate debt issuance costs totaling $174,000 in connection with this transaction. See Note 9 for discussion of warrants issued for debt costs.

Note 9 - COMMOM STOCK PURCHASE WARRANT TRANSACTIONS

During the nine months ended June 30, 2001, the Board of Director authorized the issuance of warrants to purchase 1,500,000 shares of common stock at $0.13 per share. The warrants are fully vested and are exercisable at any time. The warrants expire five years from the date of grant. The Company determined the value of such warrants to be $140,000. The Company allocated a portion the costs of these warrants totaling $28,000 to the costs of the Notes described in Note 8 and a portion totaling $55,000 to the extraordinary item described in Note 6. The remainder of the costs of these warrants totaling $57,000 were charged to operations.

In connection with the Amendment (Note 8), the Company issued warrants to purchase 1,096,154 shares of common stock. The warrants may be exercised into shares of common stock at an exercise price of $0.26 per share, with the exception of warrants to purchase 205,475 shares of common stock, which have an exercise price of $0.45 per share. The Company valued these warrants, in the aggregate, at $172,000 and will charge interest expense to operations over the term of the Notes. The warrant holders may elect to cancel any outstanding debt and/or accrued interest, including the notes, as payment of the exercise price of the warrants. Warrant holders may also exchange other securities of the Company held at the market price thereof in payment of the exercise price of warrants. The warrants shall expire on the earlier of (i) six years from the date of repayment of the indebtedness due under the Amendment or (ii) 10 years from the date of original issuance thereof. The warrants shall be detachable from the Notes and may be exercised, transferred or sold independently of the Notes.

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

(1)      MATERIAL CHANGES IN FINANCIAL CONDITION:

During the first quarter of fiscal 2001, the Company completed the sale of its administrative building for cash proceeds of $2,373,000 and paid-off the related mortgage debt totaling $1,880,000. In addition, the Company sold its hardware services business for cash proceeds of approximately $1,558,000. During the third fiscal quarter, we negotiated settlements with certain vendors aggregating approximately $3,000,000 for cash totaling $562,000. On June 29, 2001, the Company secured a debt financing generating $950,000 in gross proceeds. Management is continuing efforts to improve the Company's financial condition and is currently discussing with lenders various restructurings of outstanding debt. In addition, management is in discussions with the Company's former employees to pay prior payroll liabilities. There is no assurance management will be successful in its continuing efforts.

(2)      RESULTS OF OPERATIONS:

Revenues decreased by $472,000 or 13% during the nine months ended June 30, 2001 to $3,196,000. Revenues decreased by $883,000 or 50% from $1,758,000 to $875,000 during the three months ended June 30, 2001. New E-path products were introduced in the fourth quarter of fiscal 2000, but have not reached a breakeven point and, currently, amortization of capitalized costs and other direct costs of sales exceed total sales of these new products due to the fact the Company amortizes costs on a straight-line basis versus on a per-unit basis. Costs of revenues increased as a percentage of revenues largely due to the increase in the amortization of software costs previously capitalized.

Selling, general and administrative expenses declined from $880,000 during the three months ended March 31, 2001 to $513,000 for the three months ended June 30, 2001, a decrease of 45%. Additionally, selling, general and administrative expenses decreased to $513,000 during the three months ended June 30, 2001 compared to $700,000 for the three months ended June 30, 2000, a decrease of 27%. These declines are principally due to reductions of legal and professional fees as well as administrative support, rents and other administrative costs.

Research and development expenses increased from $135,000 during the three-month period 2000 to $247,000 during 2001 to focus on its new products.

Other income includes royalties from the sales of our Pick business, as well as the gain on sale of building as discussed in the notes to the financial statements.

The decrease in net interest expense for the three and nine months ended June 30, 2001 compared to the same 2000 periods result from the decrease in debt outstanding.

Our discontinued operations were completely sold. Accordingly our losses were reduced during the nine months ended June 30, 2001.

Overall, we had net income from the gains on sales of assets and business. We expect to incur losses for the foreseeable future as we expand our licensing and Services.

(3) LIQUIDITY AND CAPITAL RESOURCES

The Company has suffered recurring losses from operations, and at June 30, 2001, has a working capital deficit of $1,315,000 and a shareholders' deficit of $5,073,000. As discussed elsewhere, management paid in full its outstanding bank line of credit, sold our corporate office building allowing us to reduce debt further. Additionally, the Company raised $950,000 during the third quarter 2001 and negotiated unsecured creditor settlements representing approximately $3,100,000. At June 30, 2001, the Company had cash on hand totaling $1,316,000 to be used to settle amounts due creditors. The Company requires additional funds from outside sources, whether debt or equity, in order to meet its obligations and continue to operate. Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $3.9 million terms and conditions which the Company can better meet in the future. In addition, the Company has payroll-related obligations to former employees which management is attempting to repay in full over a period of time. There can be no assurance that management will be successful in these negotiations. Management is currently negotiating material contracts for the sale of its e-path products to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialized.

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

General Automation, Inc.
------------------------
Registrant

 /s/ Jane M. Christie                                        August 20, 2001
---------------------------                                  ---------------
Jane M. Christie                                             Date
President, Chief Executive Officer and Principal
  Accounting Officer