Form 10KSB
period 2001-09-30
GENERAL AUTOMATION INC
filed 2002-02-15
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    for the transition period from                       to
                                   ---------------------    --------------------

                          Commission file number 0-5260


                                GA eXpress, Inc.
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


938 Howe Street, Suite 906 Vancouver, BC                            V6Z1N9
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (604) 633-9891


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's net revenues for its most recent fiscal year:  $6,834,000

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant as of February 8, 2002 was $1,746,039 based on the average of the bid and asked prices for the Registrant's stock, as traded on the Over the Counter Electronic Bulletin Board.

As of February 15, 2002, there were a total of 16,242,226 shares of the issuer's common stock, par value $0.10, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     Traditional Small Business Disclosure Format (check one) Yes      No  X
                                                                  ---     ---

                                GA eXpress, INC.

                                   FORM 10-KSB

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

     ITEM 1.  BUSINESS.....................................................   3

     ITEM 2.  PROPERTIES...................................................   9

     ITEM 3.  LEGAL PROCEEDINGS............................................   9

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........  10

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................  11

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS....................................  12

     ITEM 7.  FINANCIAL STATEMENTS.........................................  16

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.....................................  17

PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........  17

     ITEM 10. EXECUTIVE COMPENSATION.......................................  18

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...............................................  20

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............  21

PART IV

     ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.............................  21

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

GENERAL

         In January 2001 the Company's shareholders approved change of the Company's name to GA eXpress.

         Historically, GA eXpress, Inc., formerly General Automation, Inc. ("GA" or the "Company") provided computer hardware maintenance and software support services to several thousand end users throughout the United States. The Company does business as GA eXpress. The Company also integrated computer hardware manufactured by other companies with proprietary and non-proprietary software to meet the requirements of its customers' specific applications, and installed and supported the integrated systems. The Company also sold a line of proprietary multivalue database software products. Since 1997 the Company has sold a line of connectivity products and middleware products designed to allow easy communication and transfer of data between multivalue databases and other widely used software products such as Microsoft products and JAVA products. The Company is also developing a line of products and software tools that enable e-commerce standards-based enterprise data access and interchange among trading partners. Although the Company's operations historically have been conducted primarily in the United States, the Company presently generates a majority of its revenues through subsidiaries in Canada, Australia and the United Kingdom.

         Beginning in 1999, the Company's core product focus was directed away from being a system integrator and services company which was an area experiencing margin erosion, and into a software development organization. The Company's development efforts have been in the data access and connectivity software arena, with an emphasis on the XML (extensible markup language) component of web services.


RECENT DEVELOPMENTS

         Effective September 30, 1999, the Company negotiated settlement of certain obligations on which it was delinquent under terms of the agreement with Boundless Technologies, Inc. and Radysis CDP, Inc. from whom the Company acquired the hardware and software support businesses in 1995 and 1996.

         As part of the Company's reorganization to a web services software development, the Company has eliminated non-strategic business units. As a result, on August 1, 2000, the Company sold its proprietary multi-value database software business, to Pick Systems, Inc. Effective January 31, 2001, the Company sold its North American hardware maintenance and support business to GA Services, Inc. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The business units sold, as described above, accounted for the largest sources of company revenues for the last two fiscal years.

         Since January 2001, the Company's operations have consisted of sales and support of its recently developed connectivity and middleware products, and the hardware maintenance and software support services on its Australian and European subsidiaries.

         The Company's principal executive offices are located at 938 Howe Street, Suite 906, Vancouver, BC V6Z1N9 and its telephone number is (604) 633-9891. Unless the context otherwise requires, the "Company" or "GA" or "GA eXpress" refer to General Automation, Inc. and its consolidated subsidiaries.

SPECIAL FACTORS

         Readers of this Report should carefully consider, in addition to the other information contained in this Report, the following:

         Going Concern Qualification. The reports of the Company's independent public accountants on the financial statements of the Company included in this Report on Form 10-KSB contain a going concern qualification. (See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Recent Operating Losses. Deficit Net Worth: The Company has incurred operating losses in its last five fiscal years. There can be no assurance that the Company will be able to achieve or sustain profitable operations in the future. As of September 30, 2001, the Company had a deficit net worth of $5,418,000 million (See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Working Capital Deficiency. Cash Flow Constraints: As of September 30, 2001, the Company had a material working capital deficiency of $1,751,000. Accordingly, the Company continues to operate under severely restricted cash resources, which requires that the Company carefully manage and monitor its cash position. (See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

         Defaults on Indebtedness: While the Company has obtained waivers of default on its long-term debt the Company must renegotiate the structure of this debt within the fiscal year 2002 in order to obtain the funding necessary to continue operations.

         Competition: The Company competes with a number of companies, many of which have substantially greater financial, technological, marketing and other resources than the Company (See "Business - Competition.")

PRODUCTS AND SERVICES

         During fiscal 2000 and 2001, GA offered four basic types of products or services: software licensing, software support services, hardware maintenance services, and professional services.

Product and Services Business Sold

         Software Licensing and Support

Pick-based Software Operations Sold

         Since 1995, GA has provided software licensing and support services principally for GA's proprietary Pick-based software products as well as the various operating systems on which they run, which included AIX, UNIX, UnixWare, OS/2, Novell NetWare, Windows 95 - 98, Windows NT and MS DOS. The Company offered a line of proprietary multivalue database software products, which were based on a file structure that is multi dimensional. Some of these products were designed to run native (without an underlying operating system), while others were designed to run in concert with various operating systems, including UNIX, AIX, and Windows NT. These services were provided by phone, by remote access to the customer's system, and on-site, and were provided primarily out of GA's offices in California, Massachusetts, New York and UK. In August 2000, the Company sold its North America software support business to Raining Data, Inc., formerly Pick Systems, Inc. in exchange for $2.5 million cash, which was paid to a secured lender, plus a non-interest bearing note totaling $500,000. Raining Data also assumed or forgave $2.6 million of liabilities. GA reported a gain of $5.2 million for this transaction in fiscal 2000. In addition, the Company is entitled to a twenty percent (20%) royalty based on the gross revenue generated by the business during the twenty four (24) months following the closing. The buyer has ceased meeting the obligations under the royalty agreement alleging breach of contract. The Company has initiated litigation against the buyer in connection with this matter.

         Hardware Maintenance & Sales

         GA provided on-site hardware maintenance services for computer equipment as well as a wide variety of computer systems, workstations, tape drives, disk subsystems, terminals, communications devices, printers, and other peripherals sold by other companies. These services were provided primarily out of GA's offices in California. The Company continues to provide support to certain customers in the UK and Australia. In some areas, however, the work was performed by subcontractors managed by the Company.

         GA sold complete computer systems which were configured by the Company (or the value-added resellers through which it sells) to meet the specific requirements of a particular end user. The hardware components for these systems were purchased by GA from the standard product offerings of other companies, the operating system software and proprietary GA software loaded, the system tested, and then delivered to the customer. The Company no longer sells any proprietary hardware, although some of the hardware sold by the Company is co-labeled with both the manufacturer's and the Company's name.

         In January 2001, GA sold its U.S. hardware and related service business in an asset sale to a private investor group for $4 million, including $2.4 million liabilities assumed. In addition, the Company was to receive a royalty of up to 10% (not to exceed $300,000) of future revenues in excess of $7,100,000 generated by the buyer; however, the Company accepted early distribution of a $240,000 holdback provided for in the sale agreement in lieu of the contingent royalty.

CURRENT PRODUCTS AND SERVICES

         Current product offerings are in the Web Services arena. Web Services are software components that interact with one another dynamically and use standard Internet technologies, making it possible to build bridges between systems that otherwise would require extensive conversion or reprogramming efforts.

         Product offering is designed for businesses that need the most flexible and fastest way to implement e-business platforms, and have been designed with the business programmer in mind.

         GA eXpress solutions are easier and faster for business programmers to learn, develop on and maintain, while enabling faster implementation and the flexibility to meet changing e-business requirements. Unlike some very complex or proprietary tools used today, GA eXpress' solutions are based on Microsoft-standard Application Programming Interfaces and employ a powerful, yet easy-to-use and intuitive Graphical User Interface (GUI) to assist in the design of applications, both in terms of extracting the valuable data from incoming XML, accessing LOB applications and data, and producing XML to send or reply to business partners.

         ePath(TM)-SELVA SERVER - In Development

         Beginning in 1999, the Company focused research and development resources on a web services software server codenamed Selva Server which is still in development. Selva Server is a web services software server that connects legacy line-of-business applications and databases to e-business exchanges and trading partners over the Internet. It simplifies and streamlines the process of configuring and managing inter-business transaction workflow and LOB connectivity by using XML-based components that are all World Wide Web Consortium (W3C) standards compliant. It can be customized by everyday business programmers rapidly, and provides a facility to automatically expose LOB data as Web Services.

         Selva monitors all e-business messages, determines the message type, executes appropriate translator components so it is in the desired format and then moves the resulting e-business message throughout the correct process components to completely satisfy predetermined business rules. Included in the server products is the Administrator which is a Microsoft Management Console snap-in that administers the Server and supports "hot updates" allowing the Administrator to add new e-business functionality without having to shut down the server. Primary components of Selva include:

         -  Server IDE for Defining
         -  Data Access (DB Doclet)
         -  Senders (SMTP, HTTP(S), FTP)
         -  E-business Integration Server Run Time
         -  Server Java for maximum portability
         -  Transformation XSLT Generator
         -  Business Logic via VB Components
         -  Business Process Flow Administrative Console (MMC snap-in)

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

         COMPANION TOOLS BUNDLED WITH SERVER

         Designer

         Designer is a Windows-based tool for defining all aspects of how a business handles given e-business messages. This is a "point and click" tool that includes the ability to:

         - Define Translator components which handle conversions between XML document standards using XSLT
         - Define a Pipeline or Process Components for a given e-business message
         - Build reusable Process Components which encapsulate a portion of the business logic for processing an e-business message

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

CUSTOMERS AND MARKET POTENTIAL

         The Selva Server product is in final stages of development and is expected to be released into beta during the second quarter of FY 2002. Per Gartner Research, dated April 2001, the market for dynamic business web software and services will grow to be $15.4 billion by 2003. First generation software developers in this area include Web Methods, Tibco, Bowstreet, and Microsoft. The Selva Server will not be available to the general marketplace prior to the third quarter of FY 2002.

DISTRIBUTION CHANNEL

         Selva Server will be productized to allow for the sale of the product in conjunction with partner system integrators as well as direct end user sales.

EPATH(TM) SUITE OF PRODUCTS - eTools

         In addition to the above products that will be used by a wide variety of businesses, GA eXpress also developed the ePath suite of products for the MultiValue (PICK) market. GA eXpress' suite of ePath products provides for the smooth data interchange between The industry standard relational data formats and the more complex hierarchical data structure associated with MultiValue
(PICK) databases. The use of GA eXpress' ePath products allows the otherwise captive MultiValue (PICK) data to import and export data between current industry standard "off the shelf" applications.

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

         CONSULTING SERVICES

         GA provides a range of custom and packaged consulting programs in order to help customer build and deploy their e-business applications. Working with customers to understand their business goals and issues, we offer such critical services as installation and set-up, network infrastructure and application development, configuration and deployment, software support, internet and web support, analysis and documentation. GA eXpress' team of consultants are thoroughly trained in the industry's most advanced standards-based technologies that support e-commerce and have the appropriate industry certifications. We provide support for its clients worldwide, 24 hours a day, 7 days a week. EXPAND ON US, UK, AND AUST. ROLE IN PROVIDING THESE SERVICES

         ("Windows" is a registered trademark of Microsoft, Inc.)

CUSTOMERS AND MARKET POTENTIAL

         The MultiValue (Pick) market was established in the Early 1980's and there is a well developed global market of end users serviced by resellers of applications developed around the MultiValue (Pick) database.

         There are approximately ten variations of the MultiValue (Pick) database still in existence today. The marketplace is estimated to be in the $1 Billion range for purchase of products and services. The GA eXpress ePath suite of products work with all variations of the MultiValue (Pick) databases and provide connectivity to industry standard application products.

DISTRIBUTION CHANNEL

         GA eXpress currently distributes the ePath products through Resellers of the MultiValue (Pick) applications as well as direct sales to end users.

COMPETITION

         There is limited competition in this marketplace as most of the original MultiValue (Pick) database developers have ceased to exist leaving a legacy market unattended. Those MultiValue (Pick) database developers that remain in existence have minimal data access and integration tools that are limited to their variation of MultiValue (Pick). Existing MultiValue (Pick) developers are IBM (acquisition of Informix) and Raining Data (acquisition of Pick Systems).

         Our foreign subsidiaries face competition from other software system integration companies.

FOREIGN OPERATIONS AND EXPORT SALES FROM CONTINUING OPERATIONS

         The Company's foreign sales were the majority of total revenues in the fiscal years reported. These revenues were generated primarily through the sale, installation and maintenance of computer systems in Australia and the distribution and support of the ePath (TM) software in the United Kingdom. The Company's foreign offices will be involved in the distribution and support of the Selva Server as the product rolls out in FY02. Both entitites have the valuable technical skills required to implement ebusiness solutions within the web services marketplace. (See Item 6 and Notes to the Company's Financial Statements included in this Report on Form 10-KSB for additional information relating to the Company's foreign operations, including financial information concerning operations by major geographic areas.)

RESEARCH AND DEVELOPMENT

         The Company has a research and development team in the US and Canada which has focused on web-based software products.

         Because of rapid technological changes, the market in which the Company competes requires continuous expenditures to develop and improve its products, particularly in the area of providing standards-based solutions that enable e-business and e-partnering. During fiscal 2001, the Company spent approximately $1,600,000 for product research and development, compared to $3,000,000 in fiscal 2000.

         Statement of Financial Accounting Standard ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," states that all costs incurred in connection with the development of software subsequent to establishment of technological feasibility must be capitalized until such time that the software is available to customers. Costs incurred prior to establishment of technological feasibility are accounted for as research and development costs and expensed as incurred. To establish technological feasibility, the product design must be complete, all resources necessary to produce the product must be available, the completeness of the detailed program design must have been confirmed by documenting and tracing to product specifications, and all "high risk development issues" must have been resolved through coding and testing. Technological feasibility can also be achieved if a working model has been completed and tested, generally at the "alpha" (i.e. company) or "beta" (i.e. customer) test-level, depending on the experience of management in developing and introducing products to market, and the financial ability of the Company to execute its product development and marketing plan.

         The Company operates in an environment that is prone to rapid technological change. Therefore, management believes that completion of "beta" testing is the appropriate time to begin capitalization of development costs and to establish proof of technological feasibility, and ultimately, marketability. Furthermore, the Company has not had adequate funding to complete development of its products in a timely manner, and as a result, has increased the risk associated introducing technologies. Although management has historically believed that markets exist for its products in development, the Company has had no significant commitments from potential customers.

         Management currently believes its processes for developing software will be essentially completed concurrent with the establishment of technological feasibility and, as such, management believes substantially all costs incurred for software development should have been reported as research and development costs and expensed as incurred. The impact on the previously reported results for fiscal 2000 was to reduce the Company's net loss by $207,000. Such amount is comprised of increased net charges of $808,000 to operations, offset by an increase in the gain reported of $1,015,000 for the sale of the Pick-based database management business sold in August 2000. The net impact on years prior to fiscal 2000 was to increase the accumulated deficit by $1,767,000

COPYRIGHTS AND TRADEMARKS

         The Company holds trademark registrations protecting certain of its trademarks. The Company's proprietary software products are protected by copyright. The Company currently has approximately 150 claims against three patents pending associated with the Selva Server product.

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

EMPLOYEES

     As of September 30, 2001, the Company had approximately 35 employees, 11 of whom are employed in North America and dedicated development of the ePath Products and Selva Server Products. The Company has never had a work stoppage and none of the Company's U.S. employees is represented by a labor union.

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

ITEM 2.  PROPERTIES

         Effective with the January 31, 2001 sale of GA eXpress' service operations, the U.S. Operations reduced its headquarters and principal operations to 10,000 square feet in the Irvine, California facility. This space is still rented on a month-to-month basis at $5,000 per month. The Company's subsidiaries in Australia, Canada and the United Kingdom also lease their facilities. In management's opinion, the Company's facilities are adequate for operations in the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         In 1991 a lawsuit was brought against the Company in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, entitled 520 S. Michigan Ave. Associates, Ltd. d/b/a Congress Hotel vs. General Automation and Maxial Systems, Inc., which asserted, among other things, that the Company was responsible for damages resulting from an allegedly defective computer system sold by the Company to the Congress Hotel and Convention Center. In December 1999, the Company settled this lawsuit. Under the terms of the settlement, the Company paid the plaintiff cash payments totaling $75,000, and agreed to pay the plaintiff an additional $225,000, together with interest at the rate of 6.25% per year, in twenty-four equal monthly installments commencing in January 2000. In 2000, the Company also issued 125,000 shares of the Company's common stock to the plaintiff in connection with the settlement. The terms of the settlement provide that, if the Company defaults in the payment of the monthly installments referred to above, the plaintiff will be entitled to the entry of judgment against the Company in the amount of $450,000, less (a) the total of the monthly payments made by the Company prior to the default giving rise to the entry of judgment, and (b) if the default occurs after the first anniversary of the settlement, an amount equal to 60% of the market value, at that time, of the 125,000 shares of the Company's stock issued to the plaintiff in connection with the settlement. During the fiscal year ended September 30, 2001, the Company negotiated a settlement regarding this debt under terms similar to those negotiated with its trade creditors in June of 2001.

         On April 15, 1999, General Automation filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was General Automation's independent auditors from 1991 through 1996. The action asserts that PriceWaterhouse was negligent in its audits of General Automation's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. General Automation sought general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. In December 2000, this suit was settled for $500,000.

         In November 2001, the Company was sued by its former auditors, Cacciamatta Accountancy Corporation, for fees from the fiscal year ending September 30, 2000. The Company has responded with a counter claim against the plaintiff, alleging damages from negligent conduct by Cacciamatta in an amount exceeding the plaintiff's claim. The suit is in its discovery phase.

         In February 2001, the Company proposed a plan to approximately 100 employees to pay off back salaries and other benefits. Thirteen of these employees have filed a lawsuit against the Company, asking for approximately $121,000 in damages. The Company has responded with a Demurrer.

         In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon the financial condition and/or results of operations of the Company. However, in the opinion of the Company's management, matters currently pending or threatened against the Company are not expected to have a material adverse effect on the financial position results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a special meeting of stockholders on January 19, 2001. Proxies were solicited from the shareholders.

         The matters on which the shareholders voted, and the results of voting, were:

         (i) To approve the sale of the Company's hardware service business unit.

                       Votes For      Votes Against       Votes Withheld
                       7,515,962             18,390               11,909

         (ii) To authorize a name change of the Company to GA eXpress, Inc.

                       Votes For      Votes Against       Votes Withheld
                       7,518,852             16,060               11,349

         (iii) To increase the number of authorized shares of Common stock of the Company from 30,000,000 to 50,000,000.

                       Votes For      Votes Against       Votes Withheld
                       7,397,591            124,230               24,440

         (iv) To increase the number of shares reserved for issuance under the Company's 1999 Stock Option Plan from 1,000,000 to 2,500,000.

                       Votes For      Votes Against       Votes Withheld
                       7,422,390            108,103               15,768

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR THE COMPANY'S COMMON STOCK

         The Company's common stock is quoted on the Over the Counter Electronic Bulletin Board.

         The following table sets forth the high and low bid prices of the Company's common stock for each of the periods indicated as reported on the Over the Counter Electronic Bulleting Board.

                                                        Bid Prices
                                                  ---------------------
Fiscal Year Ended September 30, 2001               High           Low
                                                  ------         ------
       First Quarter                              $ .47          $ .14
       Second Quarter                               .20            .13
       Third Quarter                                .22            .12
       Fourth Quarter                               .15            .07

         On February 8, 2002                        .10

                                                        Bid Prices
                                                  ---------------------
Fiscal Year Ended September 30, 2000               High           Low
                                                  ------         ------
       First Quarter                              $ .88          $ .54
       Second Quarter                              3.03           1.00
       Third Quarter                               1.06            .81
       Fourth Quarter                              0.56            .19

DIVIDEND POLICY

         The Company has never paid a dividend on its common stock. Given the Company's present financial condition, the Company does not expect to pay any dividends in the foreseeable future.

RECORD HOLDERS

         The approximate number of holders of record of GA's outstanding common stock as of February 8, 2002 was 900.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Since fiscal year 1999, the Company has been undergoing a transformation away from a system integration model with eroding margins and increasing competition into a software development company. Company management evaluated its opportunities in the data access and connectivity area of the web services software arena and decided that the Company has significant opportunities in this area.

The Company has been aggressively pursuing a strategy of shedding what management considers non-strategic business units. In this regard, with the exception of results of foreign subsidiaries, has effectively sold off the historic sources of revenues, database software, and maintenance service contracts. It is the intention of the Company to replace these lost revenues with sales generated from its ePath(TM) product suite.

The Company has developed a portfolio of software products and services under the name of ePath(TM). The ePath(TM) products include a suite of middleware, eTools(TM), focused on data access and connectivity for the MultiValue marketplace and the Company has in final development a collaborative commerce server, code named Selva Server.

While the eTools(TM) middleware has been released for sale, the Selva Server is still in development. Selva Server will be ready for beta in the second quarter of FY 2002. Provided the results of the beta are positive, it is expected that the Selva Server will be released for initial revenue in the third quarter of FY 2002. The future of the Company in the software marketplace will require additional capital to insure a marketing and sales presence in a competitive market place.

The Company is seriously under-capitalized and illiquid. The Company continues to seek funds from outside sources and has sold its non-strategic assets to help fund the transformation into a software development company.

The management relocated the Company headquarters out of Orange County, California effective January 31, 2002. The decision was based on finding another location suited to a software development company with better access to both financial and technical resources.

The failure of Raining Data to meet its contractual royalty payments to the Company has created a cash deficit and placed the Company in a financially precarious position. The Company will continue to pursue this royalty stream aggressively through the legal system.

Throughout fiscal year 2001, the Company's emphasis was on financial restructuring and the technical transformation of our product line. As the Company now looks forward to fiscal year 2002, it will be necessary to round out the management staff of the Company to meet the challenges of marketing and selling our newest product, Selva Server. Management does have concern regarding attracting qualified staff due to location and financial condition.

RESULTS OF OPERATIONS

         Product and service revenues and gross margins by geographic areas for the periods ended September 30, 2001, and 2000 were as follows:

                  Sales $s(000s)    Gross Profit $s(000s)    Gross Profit%
                 ----------------   ---------------------   ----------------
                   2001    2000         2001    2000          2001    2000
                 -------  -------     -------  -------      -------  -------
North America
-------------
   Product          687    7,686         575    3,464           84       45
   Service        1,745    8,613         461    1,978           26       23

Foreign
-------
 Australia
   Product        1,373    2,040         438      904           32       44
   Service          970      698         440      (62)          45       (9)
 Europe
   Product          198      448          49      147           25       33
   Service          672      549         354      222           53       40

Consolidated
------------
   Product        2,258   10,174       1,062    4,514           87       44
   Service        3,387    9,860       1,255    2,146           37       22

Sales:
-----

         Product sales decreased 78% to $2.26 million and service sales decreased 66% to $3.39 million principally because of the sale of the Company's Pick-based software and service business in August 2000 and the sale of the North American hardware and service business in January 2001. North American sales in 2001 from continuing e-Path products and services were $601,000.

Australia's product revenue declined substantially in FY 2001 because a large sale in 2000 wasn't duplicated in the current year and because of a general decline in Australian's economy in fiscal 2001.

Australia's service sales increased in 2001 due to emphasis being placed on opportunities to expand service volume to compensate for the declining product business.

Europe's product sales for 2001 decreased $251,000 (55%) from 2000 due to the sale of the Pick-based products in August 2000. Service sales improved $123,000 (22%) compared to 2000 principally due to the acquisition of EdgTech, Ltd., a company that provides software integration services and to initial sales of ePath products and services.

Gross Margins:
--------------

         North American product gross margins as a percent of sales almost doubled in 2001 to 84% principally due to disposal of the North American system integration business and replacement of some of these sales by high margin e-path software products. Services gross margins in 2001 remained virtually unchanged from the prior year.

         Australia's gross margin on product sales declined to 32% in 2001 from 44% in 2000 continuing a trend from 1999 and reflecting competitive pressures on the declining hardware category. Service margins in Australia improved to 45% continuing the trend of the last three years that results from increasing demand for software integration and support services. Australia's negative gross margin on service sales in 2000 is the result of a one time sales drop was too steep to cover the cost of the service support staff.

         Europe's product gross margins in 2001 decreased to 25% from 33% due to competitive pressures. Service margins improved to 53% in 2001 from 40% in 2000 as a result of operating efficiencies resulting from the acquisition of EdgTech in May of 2000.

Operating Expenses:
-------------------

         Operating expenses as a percentage of revenues for the 2001 and 2000 years were as follows:
                                      Amounts ($000s)      Percent of Sales
                                      ---------------      ----------------
                                        2001    2000        2001     2000
                                      -------  -------     -------  -------
         Research and Development      1,641    3,021          24       15
         Sales and Marketing           2,168    5,479          32       27
         General and Administrative    2,952    4,755          43       24

                   TOTAL               6,761   13,255          99       66

         The principal reason operating expenses decreased $6,488,000 in 2001 (35%) is the sale of the Pick-based business in August 2000 and the hardware products and service business in January 2001. Virtually all of the Company's sales and marketing organizations and costs were assumed by the buyer or became superfluous. Accordingly, more than 90% of the Company's North American staff remaining after the latter sale was terminated effective January 31, 2001. The result is that approximately 46% ($3,150,000) of the Company's worldwide operating expenses for 2001 were incurred in the last eight months of the year.

Virtually all research and development costs incurred since January 2001 have focused on developing the Company's new e-path products.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, the Company was and remains critically short on cash and cash flow. The Company has no plans for any capital expenditures and continues to focus on raising funds from outside sources to finance daily operations. While total liabilities have declined between the reporting periods, the Company's working capital and net equity positions are significantly in the negative.

FORWARD OUTLOOK

This forward outlook section contains a number of forward-looking statements, all of which are based on current expectation. Actual results may differ materially. These statements do not reflect the potential impact of any future mergers and acquisitions. These forward-looking statements contain a number of risks and uncertainties. These could include delays and complications in developing new technology and software, lack of liquidity and other financial concerns, as well as customer acceptance and market constraints.

The Company continues to believe its future lies with its ability to undertake and complete its strategic direction as a software developer within the web services marketplace with its software products, branded ePath(TM), in fiscal year 2002 and beyond. The Company continues to be recognized as a leader in the MultiValue marketplace, providing data access and connectivity middleware with its eTools(TM) products. The Company is well positioned to capitalize on the web services arena, expanding outside of the MultiValue marketplace, with its newest product, Selva Server, which is scheduled for beta in the second quarter of fiscal year 2002. Selva Server has both inter and intra business data exchange capabilities and is expected to be targeted to the mid-size company.

Throughout much of fiscal year 2002, the Company will be dependent on our foreign operations to provide both cash and revenues to help support the development operations. Further, it will be necessary for the Company to obtain additional cash infusion from an outside source in early fiscal year 2002 to allow the Company to move forward with its new product and meet its future objectives.

The Company's foreign operations not only provide a current financial resource, but also due to strategic acquisitions since fiscal year 1999 also provide technical resources with strong software and consulting expertise to provide an excellent distribution channel for the Company's ePath(TM) products currently and in the future.

GOING CONCERN COMMENT AND MANAGEMENT'S PLAN OF ACTION

The Company's independent auditors' reports for the years ended September 30, 2000 and 2001, contains a "going concern" matter for special emphasis paragraph. The primary issues management will focus on in the immediate future to address this matter include:

     * The continual negotiating material contracts for the sale of its ePath(TM) middleware products to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

     * Initiating negotiations to secure short term financing for approximately $2 million under terms and conditions to be agreed upon. It is probable that this funding may need to be obtained through a corporate subsidiary. There can be no assurance that this funding will materialize.

     * Working with its secured lender on a restructuring of the debt they hold to allow for the raising of additional capital. While management is hopeful an arrangement can be achieved, it can give no assurance an agreement will be reached.

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as a part of this report on Form 10-KSB:

                                                                            Page
                                                                            ----
REPORTS OF INDEPENDENT ACCOUNTANTS                                           23

Consolidated Balance Sheet at September 30, 2001                             24

Consolidated Statements of Operations for each of the two years in
   in the period ended September 30, 2001                                    25

Consolidated Statements of Stockholder's Equity (deficit) for each of
   the two years in the period ended September 30, 2001                      26

Consolidated Statements of Cash Flows for each of the two years in
   the period ended September 30, 2001                                       27

Notes to Consolidated Financial Statements                                   28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the directors and executive officers of the Company:

         Name                 Age   Position(s) with the Company
         ----                 ---   ----------------------------
         Jane M. Christie      50   Chairwoman, President, Chief Executive
                                    Officer, Acting Chief Financial Officer,
                                    Director
         Robert D. Bagby       69   Director
         Robert M. McClure     68   Director


         Jane M. Christie, president and chief executive officer, joined the company in 1979 and was elected to the board in 1997. In this role, she spearheaded the acquisitions of Liberty Integration Software and Sequoia Enterprise Systems. She was appointed to her current position in May 1996 and in May of 2000, she was appointed chairman of the Board. In August 1995, she became an officer in the company and was named senior vice president of sales, marketing and service. Eight years prior, she was made responsible for the company's services division, where she doubled its size every year during her tenure. Christie worked for two other computer services companies during her career. She served as director of services administration for Sorbus and operated as director of services for First Data Resources. Ms. Christie holds a Bachelor of Science in Business Administration.

         Robert D. Bagby has been a director of the Company since September 1989. From 1987 to 1994, Mr. Bagby was the Company's Vice President of Operations. In February 1994, he was appointed President and Chief Operating Officer, and in October 1994 he was appointed Chief Executive Officer. In May 1996, he was appointed Vice Chairman of the Board of Directors and resigned his positions as President, Chief Operating Officer and Chief Executive Officer. In 2001, he resigned as Vice Chairman and remains a Director of the Company.

         Robert M. McClure has been a director of the Company since April 1994. Dr. McClure is the President of Unidot, Inc., which he founded in 1979 to specialize in the design of sophisticated computer software and hardware. Dr. McClure also serves as a director of The Santa Cruz Operation, Inc. and IPT Corporation.

         Messrs. Andrew Dumke and Nathan Bell served as directors of the Company pursuant to the Investors' Rights Agreement dated September 30, 1999 (the "Investors' Rights Agreement") entered into by the Company and PMF in connection with the loan of $3,150,000 made to the Company by PMF on that date. Under the Investors' Rights Agreement, so long as the GA stock held by PMF and/or issuable to PMF under any warrant or convertible security held by it represents at least 10% of the Company's total outstanding stock on a fully diluted basis, PMF has the right to designate two individuals to be included among management's nominees to the Company's Board of Directors. Messrs. Dumke and Bell subsequently resigned as directors and have not been replaced.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that all such filing requirements applicable to is Officers, Directors, and greater than ten percent beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's officers, including its President and Chief Executive Officer, whose total annualized salary and bonus during fiscal 2001 exceeded $100,000 (hereinafter referred to as the "named executive officers") for the years ended September 30, 2001 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                    Compensation(1)
                                        Annual Compensation             Awards
                                 ---------------------------------  ---------------
                                                                      Securities
                                                                      Underlying         All Other
                                                                       Options         Compensation
Name and Principal Position      Year       Salary($)    Bonus($)        (#)              ($)(2)
---------------------------      ----       ---------    --------     ----------       ------------
Jane M. Christie                 2001        186,646     0             50,000           650
President & CEO (3)              2000        177,932     0             0                4,964


Robert D. Bagby (4)              2001         38,152     0             0                0
Vice Chairman of the Board       2000        125,696     0             0                3,545


Richard H. Nance (5)             2001         42,672     0             0                0
Vice President Finance           2000        139,075     0             125,000          0
Secretary, Treasurer


-------------
(1) The Company made a long-term incentive plan payout to the named chief executive officer during the 2001 fiscal year.

(2) Includes contributions to the Company's Employee Savings Plan on behalf of the named executive officers to match contributions (included under salary) made by each to that Plan.

(3) Ms. Christie has deferred payment of $25,000 of annual compensation stated herein.

(4) Mr. Bagby resigned as an employee from the Company effective January 15, 2001, but remains as a director.

(5) Mr. Nance resigned from the Company effective January 15, 2001.

COMPENSATION OF DIRECTORS

         During the fiscal year ended September 30, 2001 directors who were not employees of the Company were each entitled to receive a monthly retainer of $1,200 and the Chairman was entitled to receive a monthly retainer of $3,500. Directors who were also employees of the Company received no additional remuneration for serving as a Director.


                               OPTION GRANTS TABLE

         During fiscal 2001, only one option was granted by the Company to the named executive officers of the Company. The following table contains information concerning that option:



                         Number of      Percent of
                        Securities     Total Options
                        Underlying      Granted to
                         Options       Employees in     Exercise Price   Expiration
Name                    Granted(#)     Fiscal Year          ($/Sh)          Date
----                    ----------     -------------    --------------   ----------
Jane M. Christie        500,000        100%             $0.13            2011

                       OPTION EXERCISES AND YEAR-END VALUE

         The following table provides information, with respect to the named executive officers, concerning the exercise of options during fiscal 2001 and unexercised options held as of the end of fiscal 2001.

                                                  Number of Securities           Value of Unexercised
                                                 Underlying Unexercised              In-the-Money
                                                     Options/SARs                  Options/SARs at
                       Shares                         at FY-End(#)                     FY-End($)
                    Acquired on     Value     ----------------------------   ----------------------------
Name                  Exercise     Realized   Exercisable    Unexercisable   Exercisable    Unexercisable
----                -----------    --------   -----------    -------------   -----------    -------------
Jane M. Christie        0            0         1,000,000          0              0               0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 8, 2002 regarding the ownership of the Company's common stock by (a) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (b) each of the directors of the Company who own common stock, (c) each of the named executive officers, and (d) all executive officers and directors of the Company as a group.

                                          Number of               Percentage
Name and Address                          Shares(1)               of Class(2)
----------------                          ---------               -----------
Pacific Mezzanine Fund LP(3)              5,164,293                 26.2%
2200 Powell Street, Suite 1250
Emeryville, CA  94608

Radisys CPD, Inc.                         2,226,822                 15.0%
5445 NE Dawson Creek Parkway
Hillsboro, Oregon  97124

Boundless Technologies                    1,133,333                  7.6%
100 Marcus Boulevard
Hauppauge, NY 11788

Richard H. Pickup                         1,342,400                  9.1%
2501 Monaco Drive
Laguna Beach, CA  92651

Robert D. Bagby                              64,600                     *

Jane M. Christie(4)                       1,019,090                  6.4%

Robert M. McClure(4)                        100,000                     *

All executive officers
  and directors as a group
  (3) persons, including those
  named above) (5)                        1,183,690                  7.4%

-------------

 *  Less than 1%

(1) Each of the persons included in the above table has sole voting and investment power over the shares respectively owned, except shares issuable upon exercise of stock options, and except as to rights of the person's spouse under applicable community property laws.

(2) The number and percentage ownership for each beneficial owner is calculated as if all options or warrants held by such owner that are currently exercisable or exercisable within sixty days were exercised and such shares ("beneficially owned" shares) were included in the numerator as shares owned and in the denominator as shares outstanding for purposes of the calculation for such beneficial owner only. Calculations are based on 16,242,226 shares issued and outstanding as of February 8, 2002.

(3) Represents 4,520,543 shares issuable upon conversion of a Secured Convertible Promissory Note held by Pacific Mezzanine Fund LP, 393,750 shares issuable upon exercise of a Warrant held by Pacific Mezzanine Fund LP, and 250,000 held directly.

(4) Shares listed for Ms. Christie and Mr. McClure include 1,000,000 and 90,000 shares, respectively, that may be acquired through the exercise of stock options that are currently exercisable.

(5) Includes the shares referred to in footnote 4 above.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 30, 2001, Jane M. Christie, an officer and director of the Company, loaned the Company $50,000, payable on December 29, 2002, and bearing interest at the rate of 10% per annum. As additional consideration for the loan, Ms. Christie received warrants to acquire 500,000 shares of common stock, exercisable for a period of 4 years at $0.13 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K.

               During the fiscal year covered by this report, the Company filed the following Reports on Form 8-K.

             (1) Form 8-K/A filed on October 16, 2000 amending original Form 8-K filed on August 14, 2000.

             (2) Form 8-K filed on June 28, 2001 reporting a change of
                 accountants.

         (b) The following exhibits are filed as part of this report on Form 10-KSB:

Number                                Description
------                                -----------

 3.1 Amended Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3(a) to the Company's 10-K for the year ended June 30, 1989.

 3.2 Bylaws of the Company, incorporated herein by reference to Exhibit 3.0 to the Company's 10-K for the year ended June 30, 1988.

 10.40   Secured Promissory Note dated June 29, 2001 executed in favor of Jane
         M. Christie.

 10.41   Warrant dated June 29, 2001 and issued to Jane M. Christie.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GENERAL AUTOMATION, INC.


January 15, 2002                             By: /s/ Jane M. Christie
                                                 -------------------------------
                                                 Jane M. Christie, President,
                                                 Chief Executive Officer, Acting
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----

/s/ Robert D. Bagby                    Director                January 15, 2002
--------------------------
    Robert D. Bagby


/s/ Jane M. Christie                President, CEO,            January 15, 2002
--------------------------            Acting CFO
    Jane M. Christie


/s/ Robert M. McClure             Chairman, Director           January 15, 2002
--------------------------
    Robert M. McClure

INDEPENDENT AUDITORS' REPORT

Board of Directors
GA eXpress, Inc.

We have audited the accompanying consolidated balance sheet of GA eXpress, Inc. formerly General Automation, Inc., and subsidiaries as of September 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GA eXpress, Inc. and subsidiaries as of September 30, 2001, and the results of their operations and cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company restated its consolidated financial statements for the year ended September 30, 2000 for the correction of certain errors in accounting and reporting under accounting principles generally accepted in the United States. The previously filed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 were audited by other auditors.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements, the Company has incurred significant losses from operations, and has current liabilities which significantly exceed current assets and a stockholders' deficit at September 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 17. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                             /s/ McKennon, Wilson & Morgan LLP

Irvine, California
January 15, 2002, except for Note 8,
  paragraph under "Waiver of Defaults" for which the date is February 15, 2002

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001

                                     ASSETS
                                    (Note 8)

Current assets:
  Cash and equivalents                                  $  1,186,000
  Accounts receivable, net of allowance for
   doubtful accounts of $0                                   357,000
  Prepaid expenses and other                                 183,000
                                                        -------------
   Total current assets                                    1,726,000

Royalty and note receivable (Note 4)                       1,074,000
Debt issue costs                                              71,000
Property and equipment, net of
 accumulated depreciation of $1,086,000 (Note 5)             273,000
Goodwill, net of accumulated
 amortization of $1,229,000 (Note 1 and 3)                   521,000
Other                                                         36,000
                                                        -------------
                                                        $  3,701,000
                                                        =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable (Note 14)                               1,081,000
  Accrued expenses (Note 6)                                1,824,000
  Deferred revenue (Note 1)                                  425,000
  Other liabilities                                          147,000
                                                        -------------
    Total current liabilities                              3,477,000

Long-term debt (Notes 8 and 10)                            5,642,000
                                                        -------------
    Total liabilities                                      9,119,000
                                                        -------------

Commitments and contingencies (Note 9)                            --

Stockholders' deficit: (Notes 11 and 12)
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                  --
  Common stock, $.10 par value; 50,000,000
   shares authorized; 16,242,226 shares issued
   and outstanding                                         1,624,000
  Additional paid-in capital                              50,528,000
  Accumulated deficit                                    (57,296,000)
  Deferred compensation                                       (5,000)
  Accumulated other comprehensive loss                      (269,000)
                                                        -------------
Total stockholders' deficit                               (5,418,000)
                                                        -------------
                                                        $  3,701,000
                                                        =============

                 See notes to consolidated financial statements

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended September 30,
                                                   -----------------------------
                                                       2001            2000
                                                   -------------   -------------
                                                                   (as restated)

Revenues:
  Products                                         $  2,258,000    $ 10,174,000
  Services                                            3,387,000       9,861,000
  Royalties                                           1,189,000         135,000
                                                   -------------   -------------
        Total                                         6,834,000      20,170,000

Cost of revenues:
  Products                                            1,195,000       5,660,000
  Services                                            2,133,000       7,721,000
                                                   -------------   -------------
                                                      3,328,000      13,381,000
                                                   -------------   -------------
  Gross profit                                        3,506,000       6,789,000
                                                   -------------   -------------

Operating expenses:
  Research and development                            1,641,000       3,022,000
  Sales                                               1,686,000       3,876,000
  Marketing                                             482,000       1,603,000
  General and administrative                          2,519,000       4,177,000
  Depreciation and amortization                         433,000         571,000
                                                   -------------   -------------
                                                      6,761,000      13,249,000
                                                   -------------   -------------

Loss from operations                                 (3,255,000)     (6,460,000)

Other income (expense), net:
  Gain on sale of business operations                 2,500,000       5,144,000
  Gain on sale of land and building                   1,232,000              --
  Gain on legal settlement                              500,000              --
  Interest expense                                     (698,000)     (1,448,000)
  Other                                                  38,000         129,000
  Impairment of property and equipment                       --        (164,000)
                                                   -------------   -------------
Income (loss) before taxes                              317,000      (2,799,000)

Provision for income taxes                                1,000           1,000
                                                   -------------   -------------
Income (loss) before extraordinary items                316,000      (2,800,000)
                                                   -------------   -------------
Extraordinary items, settlement with creditors
 (no tax effects)                                     1,995,000              --
                                                   -------------   -------------
Net income (loss)                                  $  2,311,000    $ (2,800,000)
                                                   =============   =============

Basic and diluted income (loss) per share:
  Income (loss) before extraordinary item          $       0.02    $      (0.21)
  Extraordinary item                                       0.14              --
                                                   -------------   -------------
  Basic net income (loss)                          $       0.16    $      (0.21)
                                                   =============   =============

  Income (loss) before extraordinary item          $       0.01    $      (0.21)
  Extraordinary item                                       0.12              --
                                                   -------------   -------------
  Diluted net income (loss)                        $       0.13    $      (0.21)
                                                   =============   =============
Basic weighted average
 number of common shares                             14,828,908      13,045,803
                                                   =============   =============
Diluted weighted average
 number of common shares                             21,198,771      13,045,803
                                                   =============   =============

                 See notes to consolidated financial statements

                                        GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                               YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                             ACCUMULATED
                                             COMMON STOCK         ADDITIONAL                    OTHER
                                       ------------------------    PAID-IN      ACCUMULATED  COMPREHENSIVE   DEFERRED
                                         SHARES       AMOUNT       CAPITAL        DEFICIT    INCOME (LOSS) COMPENSATION    TOTAL
                                       -----------  -----------  ------------  -------------   ----------   ---------   ------------
Balances at September 30, 1999
 (as previously reported)              11,599,307    1,160,000    46,802,000    (55,280,000)    (212,000)          -     (7,530,000)

Effect of restatements:
 Software costs                                 -            -             -     (1,767,000)           -           -     (1,767,000)
 Goodwill                                       -            -             -        333,000            -           -        333,000
 Deferred income taxes                          -            -             -        (93,000)     (11,000)          -       (104,000)

Value of warrants issued                        -            -       144,000              -            -           -        144,000
                                       -----------  -----------  ------------  -------------   ----------   ---------   ------------
Balances at September 30, 1999
 (as restated)                         11,599,307    1,160,000    46,946,000    (56,807,000)    (223,000)          -     (8,924,000)

Comprehensive income (loss):

Net loss                                        -            -             -     (2,800,000)           -           -     (2,800,000)

Foreign currency translation
   Adjustment                                   -            -             -              -        1,000           -          1,000
                                       -----------  -----------  ------------  -------------   ----------   ---------   ------------
Total comprehensive income (loss)               -            -             -     (2,800,000)       1,000           -     (2,799,000)

Value of warrants issued with debt              -            -       131,000              -            -           -        131,000

Value of warrants issued to consultants         -            -        63,000              -            -           -         63,000

Value of beneficial conversion feature
  of 10%, $500,000 notes payable                -            -       370,000              -            -           -        370,000

Value of options issued to
 consultants and an officer                     -            -       377,000              -            -     (67,000)       310,000

Amended warrant and options contracts           -            -       112,000              -            -           -        112,000

Common stock issued for acquisition        33,796        3,000        62,000              -            -           -         65,000

Stock issued for settlements              310,700       31,000       193,000              -            -           -        224,000

Stock issued for cash                   1,125,000      113,000       787,000              -            -           -        900,000

Conversion of debt to common stock        753,425       75,000       475,000              -            -           -        550,000

Stock options exercised for cash          634,000       64,000       482,000              -            -           -        546,000

Stock options exercised for services      336,333       33,000       224,000              -            -           -        257,000

Shares issued in a cashless
exercise of options                        32,464        3,000        25,000              -            -           -         28,000
                                       -----------  -----------  ------------  -------------   ----------   ---------   ------------
Balances at September 30, 2000
  (as restated)                        14,825,025    1,482,000    50,247,000    (59,607,000)    (222,000)    (67,000)    (8,167,000)

Comprehensive (loss):

  Net income                                    -            -             -      2,311,000            -           -      2,311,000
  Foreign currency
    translation adjustment                      -            -             -              -      (47,000)          -        (47,000)

      Total comprehensive (loss)                -            -             -      2,311,000      (47,000)          -      2,264,000

Amortization of deferred
  compensation                                  -            -             -              -            -      62,000         62,000

Value of warrants issued with debt              -            -       134,000              -            -           -        134,000

Value of options issued to
  consultants and non-employees                 -            -       105,000              -            -           -        105,000

Conversion of debt to
  common stock                          1,417,201      142,000        42,000              -            -           -        184,000
                                       -----------  -----------  ------------  -------------   ----------   ---------   ------------
Balances at September 30, 2001         16,242,226   $1,624,000   $50,528,000   $(57,296,000)   $(269,000)   $ (5,000)   $(5,418,000)
                                       ===========  ===========  ============  =============   ==========   =========   ============

                                           See notes to consolidated financial statements

                                                                         26

                    GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Year Ended September 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
                                                                               (as restated)
Cash flows from operating activities:
  Net income (loss)                                             $ 2,311,000    $(2,800,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Extraordinary gain on settlement with creditors              (1,996,000)            --
    Gain on sale of business                                     (2,500,000)    (5,144,000)
    Gain on sale of land and building                            (1,232,000)            --
    Stock issued in legal settlement                                     --        224,000
    Expense from amortization of deferred compensation
    to employee and consultants                                     114,000        392,000
    Expense from the exercise of stock options for services              --        283,000
    Interest expense from amortization of debt discounts            142,000        511,000
    Depreciation and amortization                                   434,000        570,000
    Amortization of debt issue costs                                  6,000             --
    Impairment of property and equipment                                 --        163,000
  Changes in assets and liabilities in, net of acquired
    businesses(increase)
    decrease:
      Accounts and royalty receivable                            (1,338,000)     4,165,000
      Inventory                                                      16,000        925,000
      Prepaid expenses and other                                    131,000         94,000
      Deposits                                                        6,000         56,000
    Increase (decrease) in:
      Accounts payable                                              497,000       (324,000)
      Accrued expenses                                            1,287,000     (1,632,000)
      Deferred revenue                                              786,000       (206,000)
                                                                ------------   ------------
    Net cash provided by (used in) operating activities          (1,335,000)    (2,723,000)
                                                                ------------   ------------

Cash flows from investing activities:
  Disposal of fixed assets                                         (149,000)      (266,000)
  Note receivable                                                   171,000        268,000
  Proceeds from sale of building                                  2,248,000             --
  Proceeds from sale of businesses                                1,635,000      2,440,000
  Cash paid for acquired businesses                                      --       (416,000)
                                                                ------------   ------------
    Net cash used in investing activities                         3,905,000      2,026,000
                                                                ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                  1,250,000        900,000
  Payment of credit line                                           (276,000)    (1,864,000)
  Debt issue costs                                                  (67,000)            --
  Principal payments on debt                                     (2,422,000)       324,000
  Exercise of stock options and warrants                                 --        545,000
                                                                ------------   ------------
    Net cash provided by (used in) financing activities          (1,515,000)       (95,000)

Effect of exchange rate changes on cash                              (8,000)       (59,000)
                                                                ------------   ------------
Net increase in cash and equivalents                              1,046,000       (851,000)

Cash and equivalents, beginning of year                             140,000        991,000
                                                                ------------   ------------
Cash and equivalents, end of year                               $ 1,186,000    $   140,000
                                                                ============   ============

Cash paid for taxes                                                      --             --
Cash paid for interest                                                   --    $   215,000

None cash financing and investing activities

Detachable warrants issued with debt                            $   134,000    $   131,000
Warrants issued to consultants                                      105,000         63,000
Expense from amended warrant and options contract                        --        112,000
Shares issued to settle contingent liabilities                           --        224,000
Shares issued for the acquisition of Edgtech                             --         65,000
Conversion of accrued interest in 2001,
 and debt in 2000, into common stock                                184,000        550,000
Stock options exercised for consulting services                          --        257,000
Shares issued in a cashless exercise of options                          --         28,000

                       See notes to consolidated financial statements

                                            27

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001.

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of business

      GA eXpress, Inc., formerly General Automation, Inc., (the "Company"), is engaged in the development and licensing of computer software and related software consulting services. The Company has subsidiaries in the United States (US), Canada, Australia and England. The Company's US operations are primarily devoted to the continued enhancement, licensing, and support of E-Path web products. The US operations, along with our Canadian subsidiary have also continued development of Selva Server web products. The Company currently has no customers under license of the Selva Server web products. The Australian and United Kingdom (UK) operations continue to focus their efforts on supporting operating systems (UNIX, Novell, OS/2) and contract programming utilizing C++ and Visual Basic; the UK operations began licensing E-Path during 2001.

      The Company's primary new products under development will offer data connectivity that enables businesses to connect legacy applications and databases to e-business exchanges and trading partners over the Internet. The Company will market the product under the name E-Path. In addition, the Company provides a range of custom and packaged consulting programs in order to help customers build and deploy their e-business applications. The Company continues its development of its Selva Server web products which are expected to be launched during fiscal 2002, assuming that the Company receives adequate funding; the product is in the "alpha" stage of development.

      Historically, the Company has operated as a reseller of Pick-based database software products, and has offered value-added services integrating hardware and software, and supporting its customers. In August 2000, the Company sold its Pick-based database management business to Pick Systems, Inc. (see Note 2). In January 2001, the Company sold its hardware installation and service business in the United States. These businesses resulted from the evolution of the Company's product and service offerings.

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Restatement of Consolidated Financial Statements

      The Company restated its consolidated financial statements for the year ended September 30, 2000, to comply with accounting standards generally accepted in the United States ("US"). The effects of the Company's restatement on their results of operations for fiscal 2000 are as follows:

        Net loss, as previously reported                         ($2,090,000)
         Decrease (increase) loss:
            Software development costs                              (808,000)
            Gain on sale of business, which included capitalized
             software in computing the net gain as reported        1,015,000
            Value of options and warrants granted                 (1,070,000)
            Reinstate goodwill and other                             153,000
                                                                -------------
          Net loss, as adjusted                                 $ (2,800,000)
                                                                =============

        Net loss per share, as previously reported                    ($0.16)
         Software development costs                                    (0.06)
         Gain on sale of business                                       0.08
         Value of options and warrants granted                         (0.08)
         Reinstate goodwill and other                                   0.01
                                                                -------------
        Net loss per share, as adjusted                         $      (0.21)
                                                                =============

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      A description of the restatement items are as follows:

      a.  Software development costs

      Statement of Financial Accounting Standard ("SFAS") No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," states that all costs incurred in connection with the development of software subsequent to establishment of technological feasibility must be capitalized until such time that the software is available to customers. Costs incurred prior to establishment of technological feasibility are accounted for as research and development costs and expensed as incurred. To establish technological feasibility, the product design must be complete, all resources necessary to produce the product must be available, the completeness of the detailed program design must have been confirmed by documenting and tracing to product specifications, and all "high risk development issues" must have been resolved through coding and testing. Technological feasibility can also be achieved if a working model has been completed and tested, generally at the "alpha" (i.e. company) or "beta" (i.e. customer) test-level, depending on the experience of management in developing and introducing products to market, and the financial ability of the Company to execute its product development and marketing plan.

      The Company operates in an environment that is prone to rapid technological change. Furthermore, the Company has not had adequate funding to complete development of its products in a timely manner, and as a result, has increased the risk associated with introducing technologies. Although management has historically believed that markets exist for its products in development, the Company has had no significant commitments from potential customers.

      Management currently believes its processes for developing software will be essentially completed concurrent with the establishment of technological feasibility and, as such, management believes substantially all costs incurred for software development should have been reported as research and development costs and expensed as incurred. The impact on the previously reported results for fiscal 2000 was to reduce the Company's net loss by $207,000. Such amount is comprised of increased net charges of $808,000 to operations, offset by an increase in the gain reported of $1,015,000 for the sale of the Pick-based database management business sold in August 2000. The net impact on years prior to fiscal 2000 was to increase the accumulated deficit by $1,767,000

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      b.  Impairment of goodwill

      As discussed in Note 3, in fiscal 2000, the Company reported a charge to operations totaling $291,000 for goodwill impairment for certain acquisitions. Upon further review of the documents supporting the expense provision, management determined that such impairment was not based on estimated future discounted cash flows or the estimated fair value of the assets in accordance with SFAS No. 121. Management believes the basis used for reporting this charge to operations constitutes an error requiring restatement for effects of such charge on operations during the year ended September 30, 2000 on reported periods. Management has reassessed the goodwill impairment based on information available at the time of the impairment charge and reinstated certain amounts of goodwill relating to its UK and Australia operations because these businesses have generated cash flows and have a residual value. The portion of goodwill generated from operations acquired in 1996 that related to North American operations was fully amortized and impaired at September 30, 1999 because of sustained losses incurred. As of that date, management was unsure whether the business in the US, acquired in 1977 and sold in January 2001, had any residual or liquidation value.

      c.  Valuation of options and warrants issued

      SFAS No. 123, "Accounting for Stock-Based Compensation requires stock-based compensation issued to persons other than employees be reflected in the financial statements at fair value. On September 30, 1999, and during fiscal 2000, the Company issued common stock purchase options and warrants to consultants and employees to acquire 1,546,333 shares of common stock at exercise prices ranging from $0.56 to $1.65 per share, and warrants to creditors in connection with debt financings to purchase 456,250 shares of common stock at $0.45 per share(see Note 12). Management did not record the fair value of such options and warrants, and accordingly, those effects were not reflected in the Company's consolidated financial statements.

      Management valued the options and warrants issued to consultants at $629,000 and the warrants issued in connection with financings at $367,000 using the Black Scholes valuation model. The Company charged operations for $562,000 and deferred $67,000, for options and warrants issued to consultants. The Company charged operations for $139,000 for warrants issued in connection with debt financings and recorded $228,000 as a discount to the notes issued. The effect was to increase the Company's loss in fiscal 2000 by $562,000.

      d.  Valuation of securities convertible to common stock

      The FASB issued EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios" which addresses securities which are convertible into common stock at the lower of a conversion rate fixed at the commitment date or a fixed discount to the market price of the common stock at the date of conversion. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date2 as the difference between the conversion price and the fair value3 of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value) after valuing any warrants issued in connection with a financing based on

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      the relative fair value. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. The intrinsic value is recorded to interest expense at the date of beneficial conversion feature is available to the holder for transactions entered into prior to November 16, 2001. After such date, EITF 00-27 came into effect, which requires companies to record the value of the beneficial conversion feature as a discount to the note to be amortized over the term of the note using the effective interest method, among other things.


      Management computed the intrinsic value of the beneficial conversion feature and recorded the effects to operations in fiscal 2000 of $369,000.

      e.  Deferred income tax asset

      Prior to fiscal 2000, the Company's Australian subsidiary recorded deferred income taxes totaling $93,000 based on the expectation that the subsidiary will realize such asset through future operations. Management has historically charged its subsidiaries management fees which ultimately avoids income tax obligations. Based on management intentions, deferred income taxes were reduced to zero effective September 30, 1999.

      f.  Sales of assets - product and service businesses

      As discussed in Note 2, in August 2000, the Company sold the assets of its Pick-based database management business to Pick Systems, Inc. (currently known as Raining Data Corp.). In addition, in January 2001, the Company sold its North American hardware installation and service business which was acquired in October 1996. The Company, through its evolved businesses, continues to operate its services businesses in the UK and Australia.

      Management previously reported the sale of the operations that used these assets as "discontinued" in belief that Accounting Principles Board Opinion ("APB") No. 30 applied to these assets sold. APB No. 30 requires all operating activity (revenues and expenses) of discontinued operations to be presented below operations as a separate line in the statement of operations, with any estimated loss from the ultimate sale to be recorded at the date the Board of Directors approves a formal plan. Per share information is also separately disclosed for discontinued operations.

      Management has reevaluated this past presentation and determined that accounting principles generally accepted in the US require the presentation of such operations as continuing, in reliance of guidance provided by Paragraph 13 of APB No. 30, which prohibits reporting operations as "discontinued" if they are the result of the evolution of a Company's product and service offerings.

      Principles of consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Liberty Integration Software, Inc. ("Liberty"), a Canadian company, Australian companies General Automation PTY Ltd. and DLM Networks PTY. Ltd., and UK companies, Sequoia Systems Limited (UK), GA eXpress, Ltd. and Edgtech, Ltd. All significant inter-company transactions and accounts have been eliminated. The assets of General Automation, LLC were sold in January 2001.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Use of estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Estimates considered significant to management in preparing their financial statements include valuations of common stock and warrants issued for services and interest, allowances for doubtful accounts receivable, including probabilities of collection as required by Staff Accounting Bulletin ("SAB") No. 101 and SOP 97-2 (see below), and future cash flows used to determine impairments of long-lived assets, including goodwill.

      Cash and equivalents

      For purposes of the statement of cash flows, cash equivalents include all highly liquid instruments with original maturities of three months or less.

      Concentrations of credit risk

      Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade accounts receivable. The Company restricts investment of temporary cash investments to financial institutions with investment grade credit ratings. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

      Long-lived assets

      Depreciation and amortization of long-lived assets are provided over the estimated useful lives of the assets using the straight-line method. Estimated useful lives are as follows:

          Building                                        30 years
          Machinery and equipment                         3 years
          Furniture and fixtures                          3 years
          Leasehold improvements                  Lease term or asset life,
                                                      whichever is less
          Goodwill                                        5 years

      Long-lived assets and certain identifiable intangibles are reviewed for impairment and whenever events or changes in circumstances indicate that carrying amount of an asset may not be recoverable in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount, or fair value less costs to sell. Management reviews for impairment when information or an event comes to management's attention, which impacts the carrying value its assets, or at least annually.

      Fair value of financial instruments

      The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of those instruments.

      The fair value of notes payable is estimated by management based on the face value of the obligation. The face value of the notes approximates the carrying amount of those borrowings based on the interest rates currently available for borrowing with similar terms and maturities.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Stock-based compensation

      SFAS No. 123, "Accounting for Stock-Based Compensation encourages, but does not require, companies to adopt a fair value based method for determining expense related to employee stock-based compensation. The Company continues to account for employee stock-based compensation using the intrinsic value method as prescribed under Account Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and Interpretation No. 44. Stock-based compensation issued to persons other than employees are reflected in the consolidated financial statements at fair value.

      Foreign currency translation

      The financial statements of the Company's investment in its foreign operations are translated into U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation". The functional currency of the Company's foreign operations include the Australian and Canadian dollar and the British pound. The balance sheet accounts are translated at exchange rates in effect at the end of the year. Income and expense items are translated at the average exchange rate for the year. The resulting translation adjustment is recorded directly as a separate component of stockholders' deficit. Transaction gains and losses are reflected in operations based on the exchange rate in effect on the date of the event.

      Revenue recognition

      The Company's revenues are derived from software licensing arrangements, certain product sales and fees charged for services. Management believes its revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues and product sales are recognized when a non-cancelable agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software or hardware products have been delivered and installed (and become operational for the customer), there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; generally, professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence, which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

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

      The Company's professional services include consulting services, training-related services to customers and partners, and software maintenance services, including technical support, to the Company's customers and partners. Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period, if significant. If insignificant, the Company accrues the estimated costs of such service at the time of delivery. In the event the Company enters into a contract in which the project requires significant customization and modification to become functional, the Company accounts for revenues using the percentage of completion method of accounting in accordance with SOP 81.1.

      In December 1999, the Securities and Exchange Commission released SAB No. 101, "Revenue Recognition in Financial Statements," providing the staff's views in applying accounting principles generally accepted in the US to selected revenue recognition issues. The Company recognizes revenue from hardware and professional services rendered once all of the following criteria for revenue recognition has been met:

      1) Pervasive evidence that an agreement exists; 2) the services have been rendered; 3) the fee is fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. The Company derives its revenue primarily from transaction and service fees associated with consulting services that the Company provides to its clients. Signed contracts are obtained from clients prior to recognition of these revenues. The Company adopted these provisions of SAB No. 101 with no material effect on the Company's financial position or results of operations.

      Research and development costs

      Company-sponsored research and development costs are charged to expense as incurred.

      Advertising costs

      Costs of advertising are expensed as incurred. Such costs were not significant for the years presented.

      Start-up costs

      Costs to establish a segment, a product or service, or a legal entity are expensed as incurred.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      Income taxes

      Deferred taxes are accounted for using an asset and liability approach, whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized through future operations. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

      Incremental shares of vested stock options and warrants and convertible debt of 5,809,250 were not included in the dilutive number of shares at September 30, 2000 since their inclusion would be anti-dilutive.

      The following is a reconciliation of weighted-average shares basis to weighted-average shares diluted as of September 30, 2001

      Weighted-average shares basic                                  14,828,908
      Plus: Incremental shares from assumed conversions
          Beneficial conversion feature of notes payable              6,369,863
                                                                    ------------
      Adjusted weighted-average shares diluted                       21,198,771
                                                                    ============

2.    SALES OF ASSETS-PRODUCT AND SERVICE BUSINESSES

      In July 2000, the Board of Directors approved the sale of its Pick-based database management software and services business to Pick Systems, Inc. In August 2000, the Company closed the sale for $2,500,000 cash, a non-interest bearing promissory note of $500,000, the assumption by Pick Systems of deferred service obligations of $866,000, net of related accounts receivable, and cancellation of the Company's royalty obligation to Pick Systems of $1,285,000. In addition, Pick Systems, Inc. agreed to pay the Company a 20% royalty on certain sales during the twenty-four month period commencing August 1, 2000 (Note 4), and other related liabilities of $4,000. Proceeds from the sale were used to pay down bank debt. Included in assets sold at the time were capitalized software costs totaling $1,015,000. Since the Company restated its consolidated financial statements for fiscal 2000, the Company increased its reported gain from for fiscal 2000 of $4,129,000 to $5,151,000 (no tax effect) from this transaction.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SALES OF ASSETS - PRODUCT AND SERVICE BUSINESSES (CONTINUED)

      In November 2000, the Company signed a letter of intent with a private investor group to divest its hardware installation and service business. The sale was completed in January 2001 for $1,560,000 cash, a $240,000 short-term trade receivable and the assumption by the buyer of deferred service obligations of $1,635,000, net of related accounts receivable. In exchange the buyer received $800,000 of inventory and fixed assets having a net book value of $40,000.

      The following summarized unaudited proforma income statement data reflects the impact the sale of assets would have had on fiscal 2000 and 2001, had the sale taken place at the beginning of the fiscal years presented (in thousands, except per share data):

                                                 UNAUDITED PROFORMA RESULTS FOR
                                                  THE YEAR ENDED September 30,
                                                 ------------------------------
                                                       2001             2000

      Gross revenue                              $      5,158      $     3,932
                                                 =============     ============
      Loss from operations                       $     (2,254)     $    (3,596)
                                                 =============     ============
      Basic earnings from continuing
       operations per common share               $      (0.15)     $     (0.28)
                                                 =============     ============

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS

      In December 1999, the Company acquired DLM Network PTY Ltd., an operating Company in the business of providing software and hardware installations, integration and support services, for $272,000. The Company allocated the excess of cost over the net assets acquired of $228,000 to goodwill (see discussion below). The operations of DLM have been fully integrated with those of the Company's Australian subsidiary and are not separately identified in the Company's periodic reporting. The operations of the Australian operations have generated cash flows from operation since their inception, prior to management fees and charges.

      On May 15, 2000, the Company acquired Edgtech, Ltd., an operating Company in the business of providing software and hardware installations, integration and support services, for $146,000, plus 33,796 shares of the Company's common stock valued at $65,000. The acquisition agreement provides for contingent consideration to be paid of (pound)100,000 (British Pounds), each, if certain revenue targets are achieved during the 12 months ended May 31, 2001 and May 31, 2002. The revenue targets were met during the 12 months ended May 31, 2001, and accordingly, the Company recorded $143,000 for this contingency as additional purchase consideration in accordance with paragraph 81 of APB 16. The Company allocated the excess of cost over the fair value of the net assets acquired of $195,000 to goodwill.

      These acquisitions were not significant, and accordingly, the Company does not believe that pro forma financial information, assuming the acquisitions were acquired at the beginning of the reported periods herein, is meaningful. Management reviewed the assets acquired, noting that the companies acquired had customers and workforces (goodwill), albeit a small number relative to the operations of the Company. The expected periods to be benefited is expected to be relatively short, say five years, because of the technology driven segments the Company operates within.

4.    LICENSE ARRANGEMENT

      In connection with the sale of the Company's Pick-based database management business in August 2000, the Company is entitled to twenty (20) percent of certain sales by Pick Systems, Inc., now Raining Data Corp., a publicly-traded company, for a period of twenty-four months after the sale. The Company has earned approximately $1,189,000 for the year ended September 30, 2001 in connection with this agreement of which $930,000 has not been paid. Related revenues during fiscal 2000 were $135,000 for which payment has been received.

      Raining Data Corp. has not paid the balance owed because they claim there was a breach of the sale contract in that they claim past revenues warranted by the Company with respect to the business it sold were not correctly stated. The Company filed a "writ of attachment" against Raining Data Corp. to seek collection of royalties earned. The writ of attachment was denied because the court determined Raining Data Corp. was financially sound. At September 30, 2001, Raining Data Corp. reported in its quarterly report on Form 10-QSB, its unaudited financial statements. Raining Data Corp. reported cash of $3.4 million; however, it has incurred significant losses from operations and has used cash in its operating activities. Based on representations made by Raining Data Corp. in various court filings, as well as Raining Data Corp.'s filing of its Quarterly Report on Form 10-QSB as of September 30, 2001, management believes that Raining Data Corp. has the wherewithal to pay this obligation.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LICENSE ARRANGEMENT (CONTINUED)

      Management has initiated legal action against the buyer of the Company's Pick-based business for payment of outstanding royalties due, althought certain delays by management have been encountered. The litigation is currently in the discovery stage. The Company's senior note holders, in defense of their collateral position, have agreed to provide funds for legal fees to the Company. Management is confident that it will ultimately prevail; however, there can be no absolute assurance as to the ultimate outcome.

      Effective September 30, 2001, the Company suspended the recording of revenues in connection with this royalty agreement because events subsequent to year end have delayed the proceedings in the legal action against Raining Data Corp. Through September 30, 2001, management has maintained that collection is reasonably assured. In accordance with SAB No. 101, among other criteria (see Note 2), revenue recognition is appropriate if a claim is "reasonably assured". Management defends collectibility as reasonably assured based on the existence of a valid contract and the ability of Raining Data Corp. to pay amounts due the Company. Management may recommence revenue recognition as the litigation proceeds and the ultimate outcome is more clearly predictable.

      In the event the Company cannot reach an agreement with Raining Data Corp., management will seek an injunction against Raining Data Corp. from licensing the software sold. Management has not provided an allowance against its receivable from Raining Data Corp. totaling $1,074,000, since management believes such receivable is fully collectible or will be recovered through a reconveyance. Management will continue to monitor the progress in the matter and evaluate the effects on its financial position, results of operation and cash flows.

5.    PROPERTY AND EQUIPMENT

      The Company's property and equipment consisted of the following at September 30, 2001:

                                                2001
                                            -----------
        Computers and software                 373,000
        Machinery and equipment                101,000
        Furniture and fixtures                 436,000
        Building Improvements                   77,000
        Automobile                              15,000
                                            -----------
                                             1,002,000
        Accumulated depreciation and
          amortization                        (729,000)
                                            -----------
                                            $  273,000
                                            ===========

      On November 1, 2000, the Company sold its administrative building for $2,373,000. The Company reported a gain of $1,179,000 in the accompanying statement of operations for fiscal 2001. Proceeds from the sale were used to pay off the related first and second mortgage notes totaling $955,000 and $922,500, including interest, respectively. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $36,000. In February 2001, the Company and the lessor agreed to reduce the monthly rent to $5,000.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    ACCRUED LIABILITIES

      Accrued liabilities at September 30, 2001, were as follows:

      Accrued interest                        $  273,000
      Accrued payroll, taxes and
       related benefits                        1,142,000
      Sales and use taxes                        169,000
      Other                                      225,000
                                              -----------
                                              $1,824,000
                                              ===========

      In February 2001, the Company announced an arrangement to 89 terminated employees who were who were owed approximately $299,000 of payroll and $551,000 of unpaid vacation. Under the arrangement most employees were paid 50% of the unpaid payroll equal to approximately $135,000 in October 2001. The balance of the payroll and the unpaid vacation is to be paid in nine installments as funds become available. Some employees exercised an option to take common shares in lieu of the remaining unpaid payroll. The Company has been delinquent in its payments; however, management intends to resume payments in the near future.

      In October 2001, a class of 13 employees filed suit against the Company seeking payment of the payroll and vacation balances owed.

7.    BANK LINE OF CREDIT

      During 2000, the Company paid of its credit line balance with a bank of $275,000. Interest on credit line balances was the bank's prime rate plus 2%.

8.    LONG-TERM DEBT

      The carrying value and the estimated fair value of long-term debt at September 30, 2001, is as follows:

                                                                                 Carrying        Face
                                                                                   Value         Value
                                                                                -----------   -----------
          10% convertible note payable to Pacific Mezzanine
          Fund ("PMF"), net of unamortized discount of $87,000;
          Interest-only monthly payments, due September 30,
          2004. Note is convertible at any time at the election
          of the Holder into common shares at $.73 per share, is
          secured by all of the Company's assets. On September 30,
          2001, accrued interest totaling $435,478 on such date
          was converted into 1,291,719 shares of common stock.                  $3,063,000    $3,150,000





                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT (CONTINUED)

          10% convertible note payable to a shareholder group,
          net of unamortized discount of $87,000; interest-only
          monthly payments, due September 30, 2004. Note is
          convertible at any time at the election of the Holder
          into common shares at $.73 per share, is secured by all
          the Company's assets, the but is subordinate to the
          $3,150,000 note above. On September 30, 2001, accrued
          interest totaling $78,000 on such date was converted
          into 125,482 shares of common stock.                                     500,000       500,000

          10% notes payable to TMI and Boundless,
          interest-only monthly payments, due September 2004.                    1,000,000     1,000,000

          10% convertible note payable to a shareholder group,
          net of unamortized discount of $111,000, of which
          proceeds received amounted to $950,000, and existing
          debt totaling $300,000 due Pacific Mezzanine Fund was
          amended to conform with the terms of the notes as
          described herein; interest deferred through June 28,
          2002, at which time interest accrued through such date
          will be paid in a lump sum, interest thereafter payable
          in a lump-sum payment at maturity on December 29, 2002.
          Note is secured by royalties receivable from Raining Data Corp.        1,166,000     1,276,000
                                                                                -----------   -----------
                                                                                 5,642,000     5,926,000
          Less current maturities                                                        0    (1,776,000)
                                                                                -----------   -----------
                                                                                $5,642,000    $4,150,000
                                                                                ===========   ===========

      Debt maturities as of September 30, 2001 are as follows:

      Year ending September 30,

      2002                           $       --
      2003                            1,666,000
      2004                            3,976,000
                                     -----------
                                     $5,642,000
                                     ===========

      On November 1, 2000, the Company sold its administrative building for $2,373,000. Proceeds from the sale were used to fully satisfy the related first and second mortgage notes totaling $955,000 and $922,500, respectively.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    COMMITMENTS AND CONTINGENCIES

      Operating leases

      The Company leases certain facilities and equipment under noncancelable operating leases. The Company's headquarters are leased on a month to month basis. During 2001, the Company did not enter into any noncancelable leases in excess of one year. As of September 30, 2001, the future annual minimum rental payments required under existing noncancelable operating leases are as follows:

        2002                                              $ 152,000
        2003                                                154,000
        2004                                                154,000
        2005                                                 55,000
                                                          ----------
                                                          $ 515,000
                                                          ==========

      Total rental expense for fiscal 2000 and 2001, was $243,000 and $266,000, respectively, for all leases.

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

      Consulting Agreements

      From time to time, the Company enters into consulting agreements to receive technical and financial services. The Company has entered into various consulting agreements with unrelated parties to assist management in contemplating financial and strategic alternatives, negotiating settlements with creditors, including former employees, and ultimately raising capital. In connection therewith, the Company is obligated to pay time and out of pocket expenses, as well as amounts up to ten percent of dollars settled with creditors, or of capital raised. In addition, these agreements provide the right to receive warrants to purchase common stock at a premium to market. During the year ended September 30, 2001, the Company issued warrants to purchase 500,000 shares of common stock at $0.13 per share (see Note 12). The value ascribed to these warrants using the Black-Scholes valuation model (see Note 12) is $72,000. Such amount was allocated to operations, the gain on settlement of accounts payable creditors and proceeds from capital raised.

      Total charges to operations for all consulting arrangements during the Years ended September 30, 2000 and 2001 were $2,558,000 and $982,000, respectively.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   RELATED PARTY TRANSACTIONS

      On June 29, 2001, the Company issued 10% convertible notes totaling $950,000 (Note 8). The Company's Chief Executive Officer participated in the debt placement in the amount of $50,000. On same date, the Company issued warrants to purchase 500,000 to its Chief Executive Officer at an exercise price of $0.13 per share (Note 12).

11.   COMMON STOCK

      During fiscal 2000, the following six events occurred relating to common stock:

      1. The Company issued 1,125,000 shares of common stock for cash totaling $900,000 under a private placement in reliance on certain exemptions under the Securities Act of 1933. Direct costs expended were not significant.

      2. The Company issued 34,000 shares of common stock as a payment for the May 2000, acquisition of Edgtech. The Company valued the consideration at $65,000 based on the trading price of the Company's common stock on the date of the grant of $1.93 per share and adjusted the carrying amount of the goodwill associated with acquisition accordingly.

      3. The Company issued 125,000 shares as a final settlement of a legal dispute which were valued at $0.75 a share aggregating $94,000, and charged operations for the value of the shares.

      4. The Company issued 186,000 shares to settle a dispute over the agreed upon purchase price of Liberty Integration Software, Inc. due to the decline of the Company's stock price from the date of acquisition. The shares were valued at $1.00 each aggregating $186,000 which was charged to operations as a settlement expense in general and administrative expenses.

      5. A note payable to TMI totaling $500,000 with interest, was converted into 753,000 shares of common stock at a conversion price of $0.73 per share. The Company did not record any gain or loss with the conversion of the note.

      6. Stock options to purchase 1,002,000 shares of common stock were exercised of which 634,000 were exercised for cash proceeds totaling $545,420, and the remaining were exercised by providing consulting services in lieu of cash. The Company charged operations a total of $256,000 for such services.

      In March, 2001, the Company terminated the relationship with the stock transfer agent. Since then, the Company has issued 1,487,165 shares to various parties, but was unable to deliver these shares. The Company is currently seeking to establish a relationship with a new stock transfer agent to remedy this condition.

      On September 30, 2001, accrued interest totaling $513,0000 on the PMF notes payable of $3,150,000 and the PMF notes payable of $500,000 was converted into 1,417,201 of common stock. The shares were valued at $184,000 and the Company recognized an extraordinary gain on settlement of debt aggregating $293,000. See Note 14.

12.  STOCK OPTIONS AND WARRANTS

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

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTIONS AND WARRANTS (CONTINUED)

      Under the various stock option plans, officers, directors, employees, and outside consultants may receive grants of restricted stock options to purchase common stock. Grants are made at the discretion of the Board of Directors. Options granted under the stock option plans are non-qualified and are granted at a price equal to or less than the fair market value of the Company's common stock at the date of grant. Generally, options granted have a term of five years and vest between one and three years

      A summary of the activity in the stock options plans for the years ended September 30, 2000 and 2001, are as follows:

                                                  Range of        Weighted                      Weighted
                                                  Exercise         Average                       Average
                                      Number       Prices       Exercise price  Exercisable  Exercise Price
                                   -----------  --------------  --------------  -----------  --------------
     September 30, 1999             2,443,000                      $ 0.92        2,058,000        $ 0.90
                                                                                ===========       =======

     Granted                        1,546,333   $ 0.65 - 1.65      $ 1.26          891,194        $ 1.20
     Exercised                       (970,333)  $ 0.56 - 1.00      $ 0.83         (970,333)       $    -
     Canceled                        (803,000)  $ 0.56 - 1.65      $ 0.89         (652,861)       $    -
                                   -----------  --------------     -------
     September 30, 2000             2,216,000   $ 0.65 - 1.65      $ 0.99        1,326,000        $ 1.03

     Granted                        1,060,000   $ 0.13 - 1.00      $ 0.18        1,030,000        $ 0.16
     Exercised                              -             -        $    -                -        $    -
     Canceled                      (2,276,000)  $ 0.65 - 1.65      $    -       (1,356,000)       $    -
                                   -----------  --------------     -------      -----------       -------
     September 30, 2001             1,000,000       $0.13          $ 0.13        1,000,000        $ 1.13
                                   ===========  ==============     =======      ===========       =======

      The Company applies APB No. 25, "Accounting for Stock Issued to Employees" and FASB Interpretation No. 44 in accounting for its plans. Accordingly, no compensation cost has been recognized for employee stock options granted at or above fair value. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of FASB Statement No. 123, the Company's net income (loss) and income (loss) per common share would have been increased to the pro forma amounts indicated below:

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTIONS AND WARRANTS (CONTINUED)

                                              2001           2000
                                         --------------  ------------
      Net income (loss)
         As reported                     $   2,311,000   $(2,800,000)
         Pro forma                       $     (57,000)  $         -
                                         --------------  ------------
                                         $   2,254,000   $(2,800,000)

      Basic earnings (loss) per share:
         As reported                     $      0.16     $  (0.21)
         Pro forma                       $      0.15     $  (0.21)
                                         ------------    ---------
      Diluted earnings (loss) per share:
         As reported                     $      0.11     $  (0.21)
         Pro forma                       $      0.11     $  (0.21)

      The pro forma compensation cost was recognized for the fair value of the stock options granted, which was estimated using the Black-Scholes model with the following weighted-average assumptions for 2000 and 2001, respectively: expected volatility of 85%, risk-free interest 5.5%, expected life of 5 years and no expected dividends for the years presented. The estimated weighted-average fair value of stock options granted in 2001, 2000 was $0.15 and $0.69 per share, respectively. Management determined volatility based on similar companies in software development. During the fiscal year ended 2000, the Company created a forfeiture allowance for virtually all options that were granted to employees. All options granted to employees had a forfeiture clause that expires all options vested or non-vested if not exercised within ninety days after the termination of employment. This allowance is based on the Company terminating virtually all of the Company's employees on January 31, 2001. No expense associated with these options were included in the pro forma income disclosure.

      Convertible debt with detachable warrants

      On September 30, 1999, the Company issued convertible notes totaling $3,150,000. The notes were immediately convertible at the date of issuance. The notes were issued with a conversion feature, which allows the holder to convert the notes at $0.73 per common share at the option of the holder. The conversion rate approximated the fair value of the underlying common stock at the date of issuance. In connection with this debt offering, the creditors received warrants to purchase 393,750 shares of common stock with a fair value of $151,000. The relative fair value of the warrants totaled $144,000, which is recorded as a discount to the carrying value of the Company's obligation. The Company amortizes the discount over the term of the debt in accordance with EITF 98-5 issued by the FASB, which is due September 30, 2004.

      On February 10, 2000, the Company issued convertible notes totaling $500,000. The notes were immediately convertible at the date of issuance. The notes were issued with a beneficial conversion feature, which allows the holder to convert the notes at $0.73 per common share at the option of the holder. On the date of issuance, the Company's common stock closed at $2.96 per share. In connection with this debt offering, the creditors received warrants to purchase 62,500 shares of common stock with a fair value of $177,000. The relative fair value of the warrants totaled $131,000, which is recorded as a discount to the carrying value of the Company's obligation. The Company recorded the beneficial conversion feature totaling $369,000 as interest expense at the date of issuance (because the beneficial conversion feature is available to the holders on the date of issuance) in accordance with EITF 98-5 issued by the FASB which is effective through November 16, 2000. The Company amortizes the discount (related to the warrant) over the term of the debt, which is due September 30, 2004.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTIONS AND WARRANTS (CONTINUED)

      On October 20, 2000, the Company issued convertible notes totaling $300,000. The notes were immediately convertible at the date of issuance. The notes were issued with a conversion feature, which allows the holder to convert the notes at $0.73 per common share at their option. The conversion rate exceeded the fair value of the underlying common stock at the date of issuance. In connection with this debt offering, the creditors received warrants to purchase 205,475 shares of common stock with a fair value of $21,000. The relative fair value of the warrants totaled $20,000, which is recorded as a discount to the carrying value of the Company's obligation. The Company amortizes the discount over the term of the debt, which is due September 30, 2004.

      Common stock purchase warrants

      On January 19, 2001, the Board of Director authorized the issuance of warrants to purchase 1,500,000 shares of common stock at $0.13 per share. The warrants will be fully vested and are exercisable at any time. The warrants expire five years from the date of grant. On March 15, 2001, the Company granted 500,000 of these options to the CEO and were valued at $30,000 which was charged to operations as compensation expense. Also, on March 15, 2001, the Company granted 500,000 of these options to a consultant responsible for negotiating settlements and raise capital which were completed on June 29, 2001. Management determined the fair value of such warrants to be $72,000. The Company allocated a portion the costs of these warrants totaling $18,000 to the costs of the notes payable described in Note 8 and a portion totaling $36,000 to the extraordinary item described in Note 14. The remainder of the costs of these warrants totaling $18,000 were charged to operations. Management allocated the value of the warrants based on the relative time expended on such matters.

      In connection with the 10%, $1,276,500 convertible notes (Note 8), the Company issued warrants to purchase 1,096,154 shares of common stock. The warrants may be exercised into shares of common stock at an exercise price of $0.30 per share, with the exception of warrants to purchase 205,475 shares of common stock, which have an exercise price of $0.45 per share. Management valued these warrants, in the aggregate, at $114,000, based on the relative fair value, classified such as a discount to the notes, and will charge interest expense to operations over the term of the notes which are due December 29, 2002. The warrant holders may outstanding debt and/or accrued interest, including the notes, as payment of the exercise price of the warrants. Warrant holders may also exchange other securities of the Company held at the market price thereof in payment of the exercise price of warrants. The warrants shall expire on the earlier of (i) six years from the date of repayment of the indebtedness due under the Amendment or (ii) 10 years from the date of original issuance thereof. The warrants shall be detachable from the Notes and may be exercised, transferred or sold independently of the Notes.

      At September 30, 2001, the following warrants are outstanding:

                                          Exercise       Expiration
      Number Issued       Date Issued      Price            Date
      -------------       -----------     --------       ----------

          200,000          04/04/98         $0.63         04/30/03
          393,750          09/30/99         $0.45         09/30/09
           62,500          02/10/00         $0.45         09/30/09
          100,000          06/13/00         $1.38         06/15/05
          205,475          10/20/00         $0.45         10/20/05
        1,096,153          06/29/01         $0.45         06/29/06
        ----------
        2,057,878
        ==========

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   EMPLOYEE BENEFIT PLANS

      The Company had a profit sharing 401(k) plan covering substantially all its domestic employees. Eligible employees could contribute 2% to 17% of their compensation up to the maximum dollar amount allowed. The Company contributed from profits amounts equal to 50% of each employee's contribution which are limited to 6% of the employee's compensation. The Plan was terminated on February 1, 2001 and no contributions were made in 2001. Contributions for fiscal 2000 were $131,000.

14.   EXTRAORDINARY ITEM

      Immediately prior to June 30, 2001, the Company negotiated written settlements of amounts due to certain vendors and unsecured creditors. The aggregate value of these debts totaled approximately $2,666,000. Total payments to be made under the settlement arrangements to creditors is $480,000. Incremental costs, including the value of warrants earned in connection with these settlements, and adjustments to carrying value directly related to these settlements, amounted to $519,000. In connection therewith, the Company recognized an extraordinary gain on settlement of such debt of $1,667,000.

      In addition, as discussed in Note 11, on September 30, 2001, accrued interest payable amounting to $512,000, in the aggregate, on the 10%, $3.15 million notes and 10%, $500,000 notes payable to PMF and to a debt holder group was converted to 1,417,201 shares of common stock valued at $184,000. The excess of $328,000 of accrued interest over the value of the shares of $329,000 was treated as extraordinary gain on settlement of debt.

15.   LITIGATION SETTLEMENT

      On April 15, 1999, the Company filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse LLP, which was the Company's independent auditors from 1991 through 1996. The action asserted that PriceWaterhouse was negligent in its audits of the Company's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1997. The Company sought general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. In December 2000, this suit was settled for $500,000.

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.   INCOME TAXES

      The net deferred income tax assets at September 2001 and 2000, are comprised as follows:

                                                   2001               2000
                                               -----------        -----------
      United States:
      -------------
      Deferred income tax assets:

      Net operating loss carryforwards         $4,875,000         $6,228,000
      Accrued expenses                            235,000            212,000
      Receivables                                       0            101,000
      Goodwill                                  2,450,000          2,678,000

      Foreign:
      --------
      Deferred income tax assets-

      Net operating loss carryforwards          1,073,000            469,000
                                               -----------        -----------
      Subtotal                                  8,633,000          9,688,000
      Valuation allowance                      (8,633,000)        (9,688,000)
                                               -----------        -----------
      Total                                    $       --         $       --
                                               ===========        ===========

      The valuation allowance for net deferred tax assets decreased by approximately $1,051,000 during the year ended September 30, 2001. The decrease relates to the utilization of prior year net operating losses ("NOL") carried forward to the current fiscal year.

      In addition, because NOLs for alternative minimum tax ("AMT") purposes are limited to 90% of AMT taxable income, the Company, which qualifies through its insolvency, is electing to avoid AMT by reducing its tax attributes (NOLs carrying forward to the September 30, 2002 tax year) under Internal Revenue Code section 108(b)(2)(A). Accordingly, no provision for US income taxes is provided in the accompanying statement of operations.

      At September 30, 2001, the Company had NOL carryforwards for Federal income tax purposes of approximately $14,200,000. Federal NOLs have already begun to expire and will fully expire in 2021.

17.   SEGMENT INFORMATION

      Information concerning the Company's operations by geographic area are as follows:

                                            North
                                 Year      America        Australia        Europe           Total
                                 ----    ------------     -----------    -----------     ------------
      Revenues                   2001    $ 3,621,000       2,343,000        870,000      $ 6,834,000
                                 2000     16,435,000       2,738,000        997,000       20,170,000

      Long-lived assets          2001        270,000         281,000        320,000          872,000
                                 2000      1,619,000         418,000        208,000        2,245,000


                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION (CONTINUED)

      Revenues from operations by product and services for the years ended September 30, 2001 are as follows:

                                            2001                                      2000
                          ----------------------------------------  ----------------------------------------
                             Service       Product        Total        Service       Product        Total
                          ------------  ------------  ------------  ------------  ------------  ------------
      Revenues:
      e-Path                       --       756,000       756,000            --            --            --
      Operating Systems     2,631,000     2,258,000     4,889,000     9,861,000    10,174,000    20,035,000
      Royalties                    --     1,189,000     1,189,000            --       135,000       135,000
                          ------------  ------------  ------------  ------------  ------------  ------------
         Total            $ 2,631,000   $ 4,203,000   $ 6,834,000   $ 9,861,000   $10,309,000   $20,170,000
                          ============  ============  ============  ============  ============  ============

      The Company does not prepare its internal financial data to enable the Company to report profits or losses by product or service group. Therefore, management believes its is impracticable to report such information as required by SFAS No. 131, Segment Information.

18.   GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $3.4 million and requires financing to meet its cash requirements. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are effected in a timely manner.

      Management believes that the following actions, in addition to the continued growth of the Company's operating subsidiaries, will afford the Company the ability to fund its daily operations and service its remaining debt obligations. No adjustments have been made to the carrying value of assets or liabilities as a result of the uncertainty about obtaining cash required to pay obligations as they become due.

      o Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $3.9 million, terms and conditions which the Company can better meet in the future. The Company may be unable to comply with all the covenants and conditions of the subordinated convertible debt. Management is in discussions with the debt holders attempting to secure more favorable terms. There can be no assurance that management will be successful in these negotiations.

      o Management entered into negotiations to secure short-term financing of $1.5-$2 million under terms and conditions to be agreed upon. There can be no assurances that this funding will materialize.

      o The Company is currently negotiating material contracts for the sale of its e-path products to customers which management believes will provide additional liquidity for operations. There can be no assurances these contracts will ultimately materialize.

      o Continue to expand its B2B software development and distribution plan and "Selva" product line.

      o Litigate to collect royalties from RD.

      There are no assurance that management will be successful in negotiating with its remaining creditors or raising sufficient capital to continue as a going concern.

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