Form 10KSB/A
period 2001-09-30
GENERAL AUTOMATION INC
filed 2002-02-19
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-KSB/A


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

Operating Expenses:
-------------------

         Operating expenses as a percentage of revenues for the 2001 and 2000 years were as follows:
                                      Amounts ($000s)      Percent of Sales
                                      ---------------      ----------------
                                        2001    2000        2001     2000
                                      -------  -------     -------  -------
         Research and Development      1,641    3,021          24       15
         Sales and Marketing           2,168    5,479          32       27
         General and Administrative    2,952    4,755          43       24
                                      -------  -------     -------  -------
                   TOTAL               6,761   13,255          99       66

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

     * Working with the Company's secured lender on a restructuring of the debt they hold to allow for the raising of additional capital. While management is hopeful an arrangement can be achieved, it can give no assurance an agreement will be reached.

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

                                          Number of               Percentage
Name and Address                          Shares(1)               of Class(2)
----------------                          ---------               -----------
Pacific Mezzanine Fund LP(3)              6,581,494                 31.8%
2200 Powell Street, Suite 1250
Emeryville, CA  94608

Radisys CPD, Inc.                         2,226,822                 13.7%
5445 NE Dawson Creek Parkway
Hillsboro, Oregon  97124

Boundless Technologies                    1,133,333                  6.8%
100 Marcus Boulevard
Hauppauge, NY 11788

Richard H. Pickup                         1,342,400                  8.2%
2501 Monaco Drive
Laguna Beach, CA  92651

Robert D. Bagby                              64,600                     *

Jane M. Christie(4)                       1,019,090                  5.9%

Robert M. McClure(4)                        100,000                     *

All executive officers
  and directors as a group
  (3) persons, including those
  named above) (5)                        1,183,690                  6.9%


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

                                             /s/ McKennon, Wilson & Morgan LLP

Irvine, California
January 15, 2002, except for Note 8,
  paragraph under "Waiver of Defaults" for which the date is February 15, 2002

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2001

                                     ASSETS
                                    (Note 8)

Current assets:
  Cash and equivalents                                  $  1,186,000
  Accounts receivable, net of allowance for
   doubtful accounts of $0                                   357,000
  Prepaid expenses and other                                 183,000
                                                        -------------
   Total current assets                                    1,726,000

Royalty and note receivable (Note 4)                       1,074,000
Debt issue costs                                              71,000
Property and equipment, net of
 accumulated depreciation of $1,086,000 (Note 5)             273,000
Goodwill, net of accumulated
 amortization of $1,229,000 (Notes 1 and 3)                  521,000
Other                                                         36,000
                                                        -------------
                                                        $  3,701,000
                                                        =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable (Note 14)                               1,081,000
  Accrued expenses (Note 6)                                1,824,000
  Deferred revenue (Note 1)                                  425,000
  Other liabilities                                          147,000
                                                        -------------
    Total current liabilities                              3,477,000

Long-term debt (Notes 8 and 10)                            5,642,000
                                                        -------------
    Total liabilities                                      9,119,000
                                                        -------------

Commitments and contingencies (Note 9)                            --

Stockholders' deficit: (Notes 11 and 12)
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                  --
  Common stock, $.10 par value; 50,000,000
   shares authorized; 16,242,226 shares issued
   and outstanding                                         1,624,000
  Additional paid-in capital                              50,528,000
  Accumulated deficit                                    (57,296,000)
  Deferred compensation                                       (5,000)
  Accumulated other comprehensive loss                      (269,000)
                                                        -------------
Total stockholders' deficit                               (5,418,000)
                                                        -------------
                                                        $  3,701,000
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

      The following is a reconciliation of weighted-average shares basic to weighted-average shares diluted as of September 30, 2001

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
                                                                    ============

2.    SALES OF ASSETS-PRODUCT AND SERVICE BUSINESSES

      In July 2000, the Board of Directors approved the sale of its Pick-based database management software and services business to Pick Systems, Inc. In August 2000, the Company closed the sale for $2,500,000 cash, a non-interest bearing promissory note of $500,000, the assumption by Pick Systems of deferred service obligations of $866,000, net of related accounts receivable, and cancellation of the Company's royalty obligation to Pick Systems of $1,285,000. In addition, Pick Systems, Inc. agreed to pay the Company a 20% royalty on certain sales during the twenty-four month period commencing August 1, 2000 (Note 4), and other related liabilities of $4,000. Proceeds from the sale were used to pay down bank debt. Included in assets sold at the time were capitalized software costs totaling $1,015,000, and other related liabilities of $7,000. Since the Company restated its consolidated financial statements for fiscal 2000, the Company increased its reported gain from for fiscal 2000 of $4,129,000 to $5,151,000 (no tax effect) from this transaction.

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

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    LICENSE ARRANGEMENT (CONTINUED)

      Management has initiated legal action against the buyer of the Company's Pick-based business for payment of outstanding royalties due, although certain delays by management have been encountered. The litigation is currently in the discovery stage. The Company's senior note holders, in defense of their collateral position, have agreed to provide funds for legal fees to the Company. Management is confident that it will ultimately prevail; however, there can be no absolute assurance as to the ultimate outcome.

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





                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT (CONTINUED)

          10% convertible note payable to a shareholder group,
          net of unamortized discount of $87,000; interest-only
          monthly payments, due September 30, 2004. Note is
          convertible at any time at the election of the Holder
          into common shares at $.73 per share, is secured by all
          the Company's assets, the but is subordinate to the
          $3,150,000 note above. On September 30, 2001, accrued
          interest totaling $78,000 on such date was converted
          into 125,482 shares of common stock.                                     413,000       500,000

          10% notes payable to TMI and Boundless,
          interest-only monthly payments, due September 2004.                      500,000       500,000

          10% note payable to Boundless,
          past due (see waiver of defaults below)                                  500,000       500,000

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

      Waiver of Defaults

      The Company was in default on interest payments and financial covenants related to its indebtedness with PMF and a shareholder group in the face amounts aggregating $3,615,000. On February 15, 2002, the Company obtained waivers of the events of default from its creditors as of that date, and as to certain financial covenants, through October 1, 2002.

      The Company's obligation of $500,000 due to Boundless is past due. The Company obtained a waiver of all events of default through December 31, 2002.

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


                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   SEGMENT INFORMATION (CONTINUED)

      Revenues from operations by product and services for the years ended September 30, 2001 are as follows:

                                            2001                                      2000
                          ----------------------------------------  ----------------------------------------
                             Service       Product        Total        Service       Product        Total
                          ------------  ------------  ------------  ------------  ------------  ------------
      Revenues:
      e-Path                       --       601,000       601,000            --            --            --
      Operating Systems     2,631,000     2,404,000     5,044,000     9,861,000    10,174,000    20,035,000
      Royalties                    --     1,189,000     1,189,000            --       135,000       135,000
                          ------------  ------------  ------------  ------------  ------------  ------------
         Total            $ 2,631,000   $ 4,203,000   $ 6,834,000   $ 9,861,000   $10,309,000   $20,170,000
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