Form 10QSB
period 2001-12-31
GA EXPRESS INC
filed 2002-03-22
CIK 40443

--------------------------------------------------------------------------------
                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-QSB
--------------------------------------------------------------------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE THREE MONTHS ENDED December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________  to  ____________________.

                          Commission file number 0-5260

                              GA eXpress, Inc.
                            ------------------------
             (Exact name of registrant as specified in its charter).

                               DELAWARE 95-2488811
                               -------------------
           (State or other jurisdiction of (I.R.S. employer I.D. No.)
                         incorporation or organization)

938 HOWE STREET, SUITE 906, VANCOUVER, BC           V6Z IN9
-----------------------------------------           -------
(Address of principal executive offices)          (Zip code)

Registrant's telephone number including area code:(604) 633-9891
                                                  --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

No [ ]  Yes [X]

As of February 15, 2002, there were 16,242,226 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                    (Note 5)

                                                        December 31,
                                                           2001
                                                        ----------
Current assets:
  Cash and equivalents                                   $ 629,000
  Accounts receivable, net                                 393,000
  Prepaid expenses and other                               186,000
                                                        ----------
   Total current assets                                  1,208,000

Royalty and note receivable                              1,043,000
Debt issue costs                                            57,000
Property and equipment, net                                294,000
Goodwill, net                                              462,000
Other                                                       55,000
                                                        ----------
                                                        $3,119,000
                                                        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                       $1,126,000
  Accrued expenses                                        2,034,000
  Deferred revenue                                          417,000
  Current portion of long-term debt                       1,187,000
                                                         ----------
    Total current liabilities                             4,764,000

Long-term debt, net of discounts (Note 5)                 4,491,000
                                                         ----------
    Total liabilities                                     9,255,000
                                                         ----------

Commitments and contingencies                                    --

Stockholders' deficit:
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                 --
  Common stock, $.10 par value; 50,000,000
    shares authorized; 16,242,226 shares issued
    and outstanding                                       1,624,000
  Additional paid-in capital                             50,528,000
  Accumulated deficit                                   (58,030,000)
  Accumulated other comprehensive loss                     (258,000)
                                                        -----------
Total stockholders' deficit                              (6,134,000)
                                                        -----------
                                                         $3,119,000
                                                        ===========

                 See notes to consolidated financial statements

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                       2001           2000
                                                   -------------   ----------
                                                                  (as restated)

Revenues:
  Products                                         $ 151,000       $ 983,000
  Services                                           437,000       1,804,000
  Royalties                                               --         310,000
                                                   ----------      ----------
        Total                                        588,000       3,097,000

Cost of revenues:
  Products                                            71,000         496,000
  Services                                           266,000       1,431,000
                                                   ----------      ----------
                                                     337,000       1,927,000
                                                   ----------      ----------
  Gross profit                                       251,000       1,170,000
                                                   ----------      ----------

Operating expenses:
  Research and development                           132,000         603,000
  Sales and marketing                                195,000       1,009,000
  General and administrative                         372,000         933,000
  Depreciation and amortization                       93,000         109,000
                                                   ----------      ----------
                                                     795,000       2,654,000
                                                   ----------      ----------

Loss from operations                                (544,000)     (1,484,000)

Other income (expense), net:
  Gain on sale of land and building                       --       1,232,000
  Gain on legal settlement                                --         500,000
  Interest expense                                  (195,000)       (219,000)
  Other                                                2,000          14,000
                                                   ----------      ----------
Income (loss) before taxes                          (734,000)         43,000

Provision for income taxes                                --              --
                                                   ----------      ----------
Net income (loss)                                  $(734,000)      $  43,000
                                                   ==========      ==========

Basic and diluted income (loss) per share          $   (0.05)      $   (0.00)
                                                   ==========      ==========
Basic weighted and diluted average
 number of common shares                           16,242,226      14,825,025
                                                   ==========      ==========

                 See notes to consolidated financial statements
                                        2

                    GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Three Months Ended December 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
                                                                          (as restated)
Cash flows from operating activities:
  Net income (loss)                                        $  (734,000)   $    43,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain on sale of land and building                               --     (1,232,000)
    Gain from legal settlement                                      --       (500,000)
    Depreciation and amortization                               88,000        113,000
    Amortization of deferred compensation
     to employee and consultants                                 5,000         15,000
    Interest expense from amortization of debt discounts        36,000             --
    Amortization of debt issue costs                            14,000             --
    Impairment of property and equipment
  Changes in operating assets and
   Liabilities, (increase) decrease in:
      Accounts receivable                                      (29,000)        57,000
      Inventory                                                 (7,000)        37,000
      Prepaid expenses and other                                 9,000         70,000
    Increase (decrease) in:
      Accounts payable                                          46,000        136,000
      Accrued expenses                                          64,000        263,000
      Deferred revenue                                          (8,000)      (271,000)
                                                           ------------   ------------
    Net cash provided by (used in) operating activities       (516,000)    (1,269,000)
                                                           ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of building                                    --      2,235,000
  Proceeds from legal settlement                                    --        500,000
  Collections of royalty and note receivable                        --        126,000
  Purchase of fixed assets                                     (53,000)       (18,000)
                                                           ------------   ------------
    Net cash used in investing activities                      (53,000)     2,843,000
                                                           ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                    --        285,000
  Principal payments on debt                                        --     (2,126,000)
                                                           ------------   ------------
    Net cash provided by (used in) financing activities             --     (1,841,000)

Effect of exchange rate changes on cash                         13,000         (2,000)
                                                           ------------   ------------
Net increase in cash and equivalents                          (556,000)      (269,000)

Cash and equivalents, beginning of year                      1,185,000        140,000
                                                           ------------   ------------
Cash and equivalents, end of year                          $   629,000    $  (129,000)
                                                           ============   ============
Cash paid for taxes                                                 --             --
Cash paid for interest                                     $    20,000    $        --

Non-cash financing and investing activities

Detachable warrants issued with debt                       $        --    $    20,000
Warrants issued to consultants                             $        --    $     3,000

                       See notes to consolidated financial statements


                  GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Nature of business
------------------

GA eXpress, Inc., formerly General Automation, Inc., (the "Company"), is engaged in the development and licensing of computer software and related software consulting services. The Company has subsidiaries in the United States (US), Canada, Australia and England. The Company's US operations are primarily devoted to the continued enhancement, licensing, and support of E-Path web products. The US operations, along with our Canadian subsidiary, have also continued development of Selva Server web service products. The Company currently has no customers under license of the Selva Server web products. The Australian and United Kingdom (UK) operations continue to focus their efforts on supporting operating systems (UNIX, Novell, OS/2) and contract programming utilizing C++ and Visual Basic; the UK operations began licensing E-Path during 2001.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(US) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Liberty Integration Software, Inc. ("Liberty"), a Canadian company, Australian companies General Automation PTY, Ltd., and DLM Networks PTY, Ltd., and UK companies, Sequoia Systems Limited
(UK), GA eXpress, Ltd., and Edgtech, Ltd. All significant intercompany transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements, and the notes thereto, included in the Company's First Amendment of Annual Report of Form 10-KSB for the year ended September 30, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the notes to the consolidated financial statements, the Company has incurred significant losses from operations, has current liabilities in excess of current assets by $2,430,000 and has a total stockholders' deficit of $6,074,000 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $5.6 million terms and conditions which the Company can better meet in the future. The Company has received waivers of events of default until October 1, 2002 on the PMF and related debt, principal at face value, totaling $3,650,000, and until April 1, 2003 for debts totaling $500,000, as extended. In addition, the Company is in ongoing negotiations with trade creditors owed approximately $1.1 million. The Company reached settlements with certain former employees with debts totaling approximately $800,000. Management is litigating against Raining Data Corp. for its royalties and remaining note receivable aggregating $1,043,000 (see Note 4). There can be no assurance that management will be successful in its litigation against Raining Data Corp. The Company is currently negotiating material contracts for the sale of its E-Path products to customers which management believes will provide liquidity for operations. There can be no assurances these contracts will ultimately materialize. Management intends to continue to expand its web services software development, and commence distribution of the "Selva" product line later in the year as funds permit. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Estimates
---------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management during the periods presented include, but are not limited to, allowances for doubtful receivables.

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform to the current period presentation.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. It also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 121. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001, to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial statements and results of operations.

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. The Company is assessing, but has not yet determined, how the adoption of SFAS 143 will impact its financial position and results of operations.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segment of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company must adopt Statement No. 144 in fiscal 2003. The Company is assessing, but has not yet determined, how the adoption of SFAS 144 will impact its financial position and results of operations.

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the three months ended December 31, 2000, to comply with accounting standards generally accepted in the United States. The effects of the Company's restatement on their net loss and net loss per-share for the three- month period ended December 31, 2000 are as follows:

Net loss, as previously reported                        $(1,014,000)
  Decrease (increase) loss:
    Software development costs                              729,000
    Timing adjustments                                      181,000
    Value of options and warrants granted                   (30,000)
    Restate goodwill and other                              177,000
                                                       -------------
Net income, as adjusted                                $     43,000
                                                       =============

Net loss per share, as previously reported                  $(0.07)
Software development costs                                    0.05
Timing adjustments                                            0.01
Value of options and warrants granted                        (0.00)
Restate goodwill and other                                    0.01
                                                            -------
Net loss per share, as adjusted                             $ 0.00
                                                            =======

NOTE 3 - LICENSE ARRANGEMENT

Royalties
---------

In connection with the sale of the Company's Pick-based database management business in August 2000, the Company is entitled to twenty (20) percent of certain sales by Pick Systems, Inc., now Raining Data Corp., a publicly-traded company, for a period of twenty-four months after the sale. The Company has earned approximately $1,189,000 for the year ended September 30, 2001 in connection with this agreement of which $930,000 has not been paid. Included in the balance due is the remaining balance due under the purchase agreement totaling $114,000.

Raining Data Corp. has not paid the balance owed because they claim there was a breach of the sale contract in that they claim past revenues warranted by the Company with respect to the business it sold were not correctly stated. The Company filed a "writ of attachment" against Raining Data Corp. to seek collection of royalties earned; the writ of attachment was denied because Raining Data Corp. has represented in a motion to the court that it has substantial assets to pay the claim. In its Form 10-QSB for the quarter ended September 30, 2001, Raining Data Corp. reported cash of $3.4 million; however, it has incurred significant losses from operations and has used cash in its operating activities. Based on representations made by Raining Data Corp. in various court filings, as well as Raining Data Corp.'s filing of its Quarterly Report on Form 10-QSB as of September 30, 2001, management believes that Raining Data Corp. has the wherewithal to pay this obligation.

Management has initiated legal action against the buyer of the Company's Pick-based business for payment of outstanding royalties due; the litigation is currently in the discovery stage. The Company's senior note holders, in defense of their collateral position, have guaranteed to provide funds for legal fees to the Company. Management is confident that it will ultimately prevail; however, there can be no absolute assurance as to the ultimate outcome.

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

In the event the Company cannot reach an agreement with Raining Data Corp., management will seek an injunction against Raining Data Corp. from licensing the software sold. Management has not provided an allowance against its receivable from Raining Data Corp. totaling $1,043,000, as reflected in the accompanying consolidated balance sheet at December 31, 2001. since management believes such receivable is fully collectible or will be recovered through a reconveyance and sale. Management will continue to monitor the progress in the matter and evaluate the effects on its consolidated financial position, results of operations and cash flows.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2001, were as follows:

      Accrued interest                       $395,000
      Accrued payroll, taxes and
       related benefits                     1,047,000
      Sales and use taxes                     175,000
      Other                                   417,000
                                           -----------
                                           $2,034,000
                                           ===========

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

In October 2001, a class of 13 employees filed suit against the Company seeking payment of the payroll and vacation balances owed. Management believes its accrued payroll, taxes, and related benefits adequately represent the amounts which will ultimately be settled in this matter.


NOTE 5 - LONG-TERM DEBT

The carrying value and the face value of long-term debt at December 31, 2001, is as follows:

                                                                                 Carrying        Face
                                                                                   Value         Value
                                                                                -----------   -----------
     10% convertible note payable to Pacific Mezzanine Fund
     ("PMF"), net of unamortized discount of $80,000 interest-only monthly payments, due September 30, 2004. Note is convertible at any time at the election of the Holder into common shares at $.73 per share, is secured by all of the Company's assets.
     On September 30, 2001, accrued interest totaling $435,478 on such date was converted into 1,291,719 shares of common stock
     (see below).                                                              $ 3,071,000   $ 3,150,000

     10% convertible note payable to a shareholder group, net of unamortized discount of $80,000; interest-only monthly payments, due September 30,
     2004. Note is convertible at any time at the election of the Holder into common shares at $.73 per share, is secured by all the Company's assets, the but is subordinate to the $3,150,000 note above. On September 30, 2001, accrued interest totaling $78,000 on such date was converted into 125,482
     shares of common stock (see below).                                           420,000       500,000

     10% notes payable to TMI and Boundless, interest only payments, due
     September 2004                                                                500,000       500,000

     10% notes convertible payable to Boundless,
     interest-only monthly payments, past due (see below).                         500,000       500,000

     10% convertible note payable to a shareholder group, net of unamortized discount of $89,000, of which proceeds received amounted to $950,000, and existing debt totaling $300,000 due Pacific Mezzanine Fund was amended to conform with the terms of the notes as described herein; interest deferred through June 28, 2002, at which time interest accrued through such date will be paid in a lump sum, interest thereafter payable in a lump-sum payment at maturity on December 29, 2002. Note is secured by royalties
     receivable from Raining Data Corp.                                          1,187,000     1,276,000
                                                                                -----------   -----------
                                                                                 5,678,000     5,926,000

      Less current maturities                                                   (1,187,000)   (1,276,000)
                                                                                -----------   -----------
                                                                                $4,491,000    $4,650,000
                                                                                ===========   ===========

Waiver of Defaults

     The Company was in default on interest payments and financial covenants related to its indebtedness with PMF and a shareholder group in the face amounts aggregating $3,650,000. On February 15, 2002, the Company obtained waivers of the events of default from its creditors as of that date, and as to events of default, through October 1, 2002. The Company's obligation of $500,000 due to Boundless is past due. The Company has obtained a waiver of all events of default through April 1, 2003, as extended from December 31, 2002.

NOTE 6 - SEGMENT INFORMATION

Revenues from operations by geographical location for the three months ended December 31, 2001 and 2000, are as follows:

                              Three
                             Months
                              Ended        North
                           December 31,   America        Australia         Europe           Total
                                ----    -----------     -----------     -----------     -----------
     Revenues                   2001    $   75,000        355,000          159,000      $  588,000 (Note -)
                                2000     2,004,000        888,000          204,000       3,096,000

Balances of long-lived assets by geographic area did not change significantly during the quarter-ended December 31, 2001. During the quarter ended December 31, 2000, the Company sold its headquarters building which reduced its long-lived assets by approximately $1.1 million.

Revenues from operations by product and services for the three months ended December 31, 2001 and 2000, and long-lived assets as of the ending dates are as follows:

                                 2001                               2000
                     -------------------------------  --------------------------------
                      Service    Product     Total      Service    Product    Total
Revenues:
 E-Path             $       -- $   60,000 $   60,000  $       -- $  113,000 $  113,000
 Operating Systems     437,000     91,000    528,000   1,804,000    870,000  2,674,000
 Royalties                  --         --         --          --    310,000    310,000
                    ---------- ---------- ----------   --------- ----------  ----------
   Total            $  437,000 $  151,000 $  588,000  $1,804,000 $1,293,000 $3,097,000
                    ========== ========== ==========  ========== ========== ===========

As discussed in Note 4, the Company ceased recording its royalties on September 30, 2001. Management estimates that it has rights to an additional $300,000 in royalties from Raining Data Corp. for the three months ended December 31, 2001, which have not been reflected in the accompanying consolidated financial statements for the period then ended.

NOTE 7 - SALES OF ASSETS-PRODUCT AND SERVICE BUSINESSES

In January 2001, the Company sold its hardware installation and service business. The following summarized unaudited proforma statement of operations data reflects the impact the sale of assets would have had on the quarter ended December 31, 2000, had the sale taken place on October 1, 2000 (in thousands, except per share data):

                                           UNAUDITED PROFORMA RESULTS
                                           FOR THE THREE MONTHS ENDED
                                                 December 31, 2000
                                           ---------------------------


Revenues                                           $1,515,000
                                                   ==========
Loss from operations                               $ (646,000)
                                                   ==========
Basic net loss per common share                    $    (0.04)
                                                   ==========

NOTE 8 - OTHER INCOME


Sale of building
----------------

On November 1, 2000, the Company sold its administrative building for $2,373,000. The Company reported a gain of $1,232,000 in the accompanying statement of operations for the three months ended December 31, 2000. Proceeds from the sale were used to pay off the related first and second mortgage notes totaling $955,000 and $922,500, including interest, respectively. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $36,000. In February 2001, the Company and the lessor agreed to reduce the monthly rent to $5,000.

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

OVERVIEW

Since fiscal year 1999, the Company has been undergoing a transformation away from a system integration model with eroding margins and increasing competition into a software development company. Company management evaluated its opportunities in the data process and connectivity area of the web services software arena and decided that the Company has significant opportunities in this area.

The Company has been aggressively pursuing a strategy of shedding what management considers non-strategic business units. In this regard, with the exception of results from its foreign subsidiaries, the Company has effectively sold off its historic sources of revenues consisting of database software and maintenance service contracts. It is the intention of management to replace these lost revenues with sales generated from its e-Path product suite and ultimately its Selva Server products.

The Company has developed a portfolio of software products and services under the name of ePath(TM). The ePath(TM) products include a suite of middleware, eTools(TM), focused on data access and connectivity for the MultiValue marketplace and the Company has in final development a collaborative commerce server, code named Selva Server.

While the eTools(TM) middleware has been released for sale, the Selva Server will be ready for beta in the second quarter of fiscal 2002. Provided the results of the beta are positive, it is expected that the Selva Server will be released for licensing in the third quarter of FY 2002. The future of the Company in the software marketplace will require additional capital to insure a marketing and sales presence in a competitive marketplace.

During the quarter ended December 31, 2001, we were affected by declines in technology spending and the terrorist events of September 11, 2001.

The Company is seriously under-capitalized and illiquid; however, our note holders have expressed a willingness to grant the Company financial reprieve by waiving events of default. The Company has also negotiated certain employee and trade creditor claims. The Company continues to seek funds from outside sources and has sold its non-strategic assets to help fund the transformation into a software development company.

The management relocated the Company headquarters out of Orange County, California, effective January 31, 2002. The decision was based on finding another location suited to a software development company with better access to both financial and technical resources.

The failure of Raining Data Corp. to meet its contractual royalty payments to the Company has created a cash shortfall and placed the Company in a financially precarious position. The Company will continue to pursue this royalty stream aggressively through the legal system.

Throughout fiscal year 2002, the Company's emphasis was on financial restructuring and the technical transformation of our product line. As the Company now looks forward to fiscal year 2002, it will be necessary to round out the management staff of the Company to meet the challenges of marketing and selling our newest product, Selva Server. Management does have concern regarding attracting qualified staff due to location and financial condition.

RESULTS OF OPERATIONS

Product and service revenues by geographic areas for the quarterly periods ended December 31, 2001, and 2000 were as follows:

                  Sales $(000s)
                  -------------
                  2001   2000
                  ----   ----
North America
   Product          45    259
   Service          30  1,435

Foreign
 Australia
   Product          91    674
   Service         263    213
 Europe
   Product          15     50
   Service         144    154

Consolidated
   Product         151    983
   Service         437  1,804

Revenues:
---------

Product sales decreased 86% to $136,000 and service revenues decreased 76% to $437,000 principally because of the sale of the North American hardware and service business in January 2001. The Company reported no royalty revenue in the quarter ended December 31, 2001, whereas $310,000 was recorded in the corresponding period of the prior year.

Australia's product revenue declined 85% to $92,000 during the three months ended December 31, 2001, because a large sale in 2000 wasn't duplicated in the current period and because of continuing deterioration in Australia's hardware related business. Australia's service business increase of 23% is the result of the subsidiaries' concentration on developing that business category.

Europe's aggregate sales decreased about 22% compared to 2000 principally due to general softness in the computer market in recent quarters. In addition, Europe's product sales declined somewhat because some prior year pick-based customers have gradually migrated to other providers following the Company's sale of its pick-based product line in August of 2000.

Gross Profits:
--------------

Gross profit, as a percent of revenue, increased to 43% for the quarter ended December 31, 2001, from 38% for the prior year quarter principally because the proportion of high margin service revenue increased to 74% of total revenue for the current quarter compared to 58% for the prior year period. The change results mainly from the sale of the hardware service business in January 2001. In addition, gross profit percentage on the Company's continuing service business is significantly higher than on the service business that was sold.

Operating Expenses:
-------------------

Operating expenses expressed in amounts and as percentages of revenues for the three months ended 2001 and 2000 were as follows:

                                                  Amounts ($000s)      Percent of Sales
                                                  2001       2000       2001      2000

               Research and Development            132        603        22        19
               Sales and Marketing                 195      1,009        33        33
               General and administrative          513      1,042        87        34

                         Total                     840      2,654       143        86

The principal reason operating expenses decreased 70% to $793,000 in 2001 is the sale of the hardware products and service business in January 2001 and management's significant cost reductions implemented in February 2001. Virtually all of the Company's sales and marketing organizations and costs were assumed by the buyer or became superfluous. Accordingly, more than 90% of the Company's North American staff remaining after the latter sale was terminated effective January 31, 2001, and have not been replaced. Now that Selva Server is in the beta phase attention will be given to developing the financial resources organization and staffing to introduce it to the marketplace.

Virtually all research and development costs incurred since January 2001 have focused on developing the Company's new e-Path and Selva Server products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's independent auditors' reports for the years ended 2000 and 2001 contains a "going concern" matter for special emphasis paragraph. The primary issues management will focus on in the immediate future to address this matter include:

         * Continue negotiating material contracts for the sale of its ePath (TM) middleware products to customers which management believes will provide additional liquidity for operations. There can be no assurances that these contracts will materialize.

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

Throughout much of fiscal year 2002, the Company will be dependent on our foreign operations to provide both cash and revenues to help support the development operations. Further, it will be necessary for the Company to obtain additional cash infusion from an outside source in early fiscal year 2002 to allow the Company to move forward with its new product and meet its future objectives. Our current debt holders have granted us waivers of events of default in an effort to give us a reprieve and allow us to focus on obtaining new customers for products and services and seek legal action against Raining Data Corp. for royalties due under the current contract. Although management strongly believes that the ultimate outcome will be favorable, there are no absolute assurances that we will be successful.

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