Form 10KSB/A
period 2001-09-30
GA EXPRESS INC
filed 2002-03-25
CIK 40443

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-KSB/A


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

         As part of the Company's transition to a web services software and development company, the Company has eliminated non-strategic business units. As a result, on August 1, 2000, the Company sold its proprietary multi-value database software business, to Pick Systems, Inc. Effective January 31, 2001, the Company sold its North American hardware maintenance and support business to GA Services, Inc. (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The business units sold, as described above, accounted for the largest sources of company revenues for the last two fiscal years.

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

         Working Capital Deficiency. Cash Flow Constraints: As of September 30, 2001, the Company had a material working capital deficiency of $1,720,000. Accordingly, the Company continues to operate under severely restricted cash resources, which requires that the Company carefully manage and monitor its cash position. (See "Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

Product and Services Business Sold

         Software Licensing and Support

Pick-based Software Operations Sold

         Since 1995, GA has provided software licensing and support services principally for GA's proprietary Pick-based software products as well as the various operating systems on which they run, which included AIX, UNIX, UnixWare, OS/2, Novell NetWare, Windows 95 - 98, Windows NT and MS DOS. The Company offered a line of proprietary multivalue database software products, which were based on a file structure that is multi dimensional. Some of these products were designed to run native (without an underlying operating system), while others were designed to run in concert with various operating systems, including UNIX, AIX, and Windows NT. These services were provided by phone, by remote access to the customer's system, and on-site, and were provided primarily out of GA's offices in California, Massachusetts, New York and UK. In August 2000, the Company sold its North America software support business to Raining Data, Inc., formerly Pick Systems, Inc. in exchange for $2.5 million cash, which was paid to a secured lender, plus a non-interest bearing note totaling $500,000. Raining Data also assumed or forgave $2.6 million of liabilities. GA reported a gain of $5.1 million for this transaction in fiscal 2000. In addition, the Company is entitled to a twenty percent (20%) royalty based on the gross revenue generated by the business during the twenty four (24) months following the closing. The buyer has ceased meeting the obligations under the royalty agreement alleging breach of contract. The Company has initiated litigation against the buyer in connection with this matter.

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

         GA sold complete computer systems which were configured by the Company (or the value-added resellers through which it sells) to meet the specific requirements of a particular end user. The hardware components for these systems were purchased by GA from the standard product offerings of other companies, the operating system software and proprietary GA software was loaded, the system tested, and then delivered to the customer. The Company no longer sells any proprietary hardware, although some of the hardware sold by the Company is co-labeled with both the manufacturer's and the Company's name.

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

         Our product offerings are designed for businesses that need the most flexible and fastest way to implement e-business platforms, and have been designed with the business programmer in mind. These solutions are easier and faster for business programmers to learn, develop on and maintain, while enabling faster implementation and the flexibility to meet changing e-business requirements. Unlike some very complex or proprietary tools used today, GA eXpress' solutions are based on Microsoft-standard Application Programming Interfaces and employ a powerful, yet easy-to-use and intuitive Graphical User Interface (GUI) to assist in the design of applications, both in terms of extracting the valuable data from incoming XML, accessing LOB applications and data, and producing XML to send or reply to business partners.

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

CUSTOMERS AND MARKET POTENTIAL

         The Selva Server product is in final stages of development and is expected to be released into beta during the third quarter of FY 2002. Per Gartner Research, dated April 2001, the market for dynamic business web software and services will grow to be $15.4 billion by 2003. First generation software developers in this area include Web Methods, Tibco, Bowstreet, and Microsoft. The Selva Server will not be available to the general marketplace prior to the third quarter of FY 2002.

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

         In February 2001, the Company proposed a plan to approximately 98 employees to pay off back salaries and other benefits. Thirteen of these employees have filed a lawsuit against the Company, asking for approximately $121,000 in damages. The Company has responded with a Demurrer.

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

RESULTS OF OPERATIONS

         Product and service revenues and gross margins in amounts and as a percentage sales by geographic areas for the periods ended September 30, 2001, and 2000 were as follows:

                  Sales $s(000s)    Gross Profit $s(000s)    Gross Profit%
                 ----------------   ---------------------   ----------------
                   2001    2000         2001    2000          2001    2000
                 -------  -------     -------  -------      -------  -------
North America
-------------
   Product          687    7,686         575    3,457           84       45
   Service        1,745    8,614         461    1,978           26       23

Foreign
-------
 Australia
   Product        1,373    2,040         438      904           32       44
   Service          970      698         440      (62)          45       (9)
 Europe
   Product          198      448          49      147           25       33
   Service          672      549         354      222           53       40

Consolidated
------------
   Product        2,258   10,174       1,062    4,508           44       44
   Service        3,387    9,861       1,255    2,146           37       22

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

Operating Expenses:
-------------------

         Operating expenses in amounts and as a percentage of revenues for the 2001 and 2000 years were as follows:

                                      Amounts ($000s)      Percent of Sales
                                      ---------------      ----------------
                                        2001    2000        2001     2000
                                      -------  -------     -------  -------
         Research and Development      1,641    3,022          24       15
         Sales and Marketing           2,168    5,479          32       27
         General and Administrative    2,952    4,748          43       24
                                      -------  -------     -------  -------
                   TOTAL               6,761   13,249          99       66

         The principal reason operating expenses decreased $6,488,000 (35%) in 2001 is the sale of the Pick-based business in August 2000 and the hardware products and service business in January 2001. Virtually all of the Company's sales and marketing organizations and costs were assumed by the buyer or became superfluous. Accordingly, more than 90% of the Company's North American staff remaining after the latter sale was terminated effective January 31, 2001. The result is that approximately 46% ($3,150,000) of the Company's worldwide operating expenses for 2001 were incurred in the last eight months of the year.

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

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                    Compensation(1)
                                        Annual Compensation             Awards
                                 ---------------------------------  ---------------
                                                                      Securities
                                                                      Underlying         All Other
                                                                       Options         Compensation
Name and Principal Position      Year       Salary($)    Bonus($)        (#)              ($)(2)
---------------------------      ----       ---------    --------     ----------       ------------
Jane M. Christie                 2001        186,646     0             50,000             650
President & CEO (3)              2000        177,932     0             0                4,964


Robert D. Bagby (4)              2001         38,152     0             0                    0
Director                         2000        125,696     0             0                3,545


Richard H. Nance (5)             2001         42,672     0             0                    0
Vice President Finance           2000        139,075     0             125,000              0
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

      SIGNATURE                         TITLE                       DATE
      ---------                         -----                       ----

/s/ Robert D. Bagby                    Director                January 15, 2002
--------------------------
    Robert D. Bagby


/s/ Jane M. Christie                President, CEO,            January 15, 2002
--------------------------            Acting CFO
    Jane M. Christie


/s/ Robert M. McClure             Chairman, Director           January 15, 2002
--------------------------
    Robert M. McClure

INDEPENDENT AUDITORS' REPORT

Board of Directors
GA eXpress, Inc.

We have audited the accompanying consolidated balance sheet of GA eXpress, Inc. formerly General Automation, Inc., and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GA eXpress, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and cash flows the years then ended, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2, the Company restated its consolidated financial statements as of and for the year ended September 30, 2000 for the correction of certain errors in accounting and reporting under accounting principles generally accepted in the United States. The previously filed consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000 were audited by other auditors.

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

                                             /s/ McKennon, Wilson & Morgan LLP

Irvine, California
January 15, 2002, except for Note 8,
  paragraph under "Waiver of Defaults" for which the date is February 15, 2002



                 GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                       (Note 8)

                                                                 SEPTEMBER 30,
                                                            2001             2000
                                                        -------------   -------------
                                                                        (as restated)
Current assets:
  Cash and equivalents                                  $  1,186,000    $    140,000
  Accounts receivable, net of allowance for
   doubtful accounts of $0 and $235,000, respectively        388,000         798,000
  Current portion of note and royalty receivable                  --         250,000
  Prepaid expenses and other                                 183,000         315,000
                                                        -------------   -------------
   Total current assets                                    1,757,000       1,503,000

Royalty and note receivable, net of current
  portion (Note 4)                                         1,043,000         113,000
Debt issue costs                                              71,000              --
Property and equipment, net of
 accumulated depreciation of $729,000 and
 $966,000, respectively (Note 5)                             273,000       1,504,000
Inventory                                                     30,000         850,000
Goodwill, net of accumulated
 amortization of $1,229,000 and $1,021,000,
 respectively (Notes 1 and 3)                                521,000         729,000
Other                                                          6,000          12,000
                                                        -------------   -------------
                                                        $  3,701,000    $  4,711,000
                                                        =============   =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable (Note 14)                               1,081,000       2,442,000
  Accrued expenses (Note 6)                                1,824,000       1,228,000
  Line of Credit                                                  --         275,000
  Current portion of long-term debt                               --       1,865,000
  Deferred revenue (Note 1)                                  425,000       2,068,000
  Other liabilities                                          147,000          57,000
                                                        -------------   -------------
    Total current liabilities                              3,477,000       7,935,000

Long-term debt (Notes 8 and 10)                            5,642,000       4,943,000
                                                        -------------   -------------
    Total liabilities                                      9,119,000      12,878,000
                                                        -------------   -------------

Commitments and contingencies (Note 9)                            --              --

Stockholders' deficit: (Notes 11 and 12):
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                  --              --
  Common stock, $.10 par value; 50,000,000
   shares authorized; 16,242,226 shares issued
   and outstanding                                         1,624,000       1,482,000
  Additional paid-in capital                              50,528,000      50,247,000
  Accumulated deficit                                    (57,296,000)    (59,607,000)
  Deferred compensation                                       (5,000)        (67,000)
  Accumulated other comprehensive loss                      (269,000)       (222,000)
                                                        -------------   -------------
Total stockholders' deficit                               (5,418,000)     (8,167,000)
                                                        -------------   -------------
                                                        $  3,701,000    $  4,711,000
                                                        =============   =============

                    See notes to consolidated financial statements

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended September 30,
                                                   -----------------------------
                                                       2001            2000
                                                   -------------   -------------
                                                                   (as restated)

Revenues:
  Products                                         $  2,258,000    $ 10,174,000
  Services                                            3,387,000       9,861,000
  Royalties                                           1,189,000         135,000
                                                   -------------   -------------
        Total                                         6,834,000      20,170,000

Cost of revenues:
  Products                                            1,195,000       5,660,000
  Services                                            2,133,000       7,721,000
                                                   -------------   -------------
                                                      3,328,000      13,381,000
                                                   -------------   -------------
  Gross profit                                        3,506,000       6,789,000
                                                   -------------   -------------

Operating expenses:
  Research and development                            1,641,000       3,022,000
  Sales                                               1,686,000       3,876,000
  Marketing                                             482,000       1,603,000
  General and administrative                          2,519,000       4,177,000
  Depreciation and amortization                         433,000         571,000
                                                   -------------   -------------
                                                      6,761,000      13,249,000
                                                   -------------   -------------

Loss from operations                                 (3,255,000)     (6,460,000)

Other income (expense), net:
  Gain on sale of business operations                 2,500,000       5,144,000
  Gain on sale of land and building                   1,232,000              --
  Gain on legal settlement                              500,000              --
  Interest expense                                     (698,000)     (1,448,000)
  Other                                                  38,000         129,000
  Impairment of property and equipment                       --        (164,000)
                                                   -------------   -------------
Income (loss) before taxes                              317,000      (2,799,000)

Provision for income taxes                                1,000           1,000
                                                   -------------   -------------
Income (loss) before extraordinary items                316,000      (2,800,000)
                                                   -------------   -------------
Extraordinary items, settlement with creditors
 (no tax effects)                                     1,995,000              --
                                                   -------------   -------------
Net income (loss)                                  $  2,311,000    $ (2,800,000)
                                                   =============   =============

Basic and diluted income (loss) per share:
  Income (loss) before extraordinary item          $       0.02    $      (0.21)
  Extraordinary item                                       0.14              --
                                                   -------------   -------------
  Basic net income (loss)                          $       0.16    $      (0.21)
                                                   =============   =============

  Income (loss) before extraordinary item          $       0.02    $      (0.21)
  Extraordinary item                                       0.09              --
                                                   -------------   -------------
  Diluted net income (loss)                        $       0.11    $      (0.21)
                                                   =============   =============
Basic weighted average
 number of common shares                             14,828,908      13,045,803
                                                   =============   =============
Diluted weighted average
 number of common shares                             21,541,237      13,045,803
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
                                       ===========  ===========  ============  =============   ==========   =========   ============

                                           See notes to consolidated financial statements

                                                                         26

                    GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  Year Ended September 30,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
                                                                               (as restated)
Cash flows from operating activities:
  Net income (loss)                                             $ 2,311,000    $(2,800,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Extraordinary gain on settlement with creditors              (1,996,000)            --
    Gain on sale of business                                     (2,500,000)    (5,144,000)
    Gain on sale of land and building                            (1,232,000)            --
    Gain on legal settlement                                       (500,000)            --
    Stock issued in legal settlement                                     --        224,000
    Expense from amortization of deferred compensation
    to employee and consultants                                     114,000        392,000
    Expense from the exercise of stock options for services              --        283,000
    Interest expense from amortization of debt discounts            142,000        511,000
    Depreciation and amortization                                   434,000        570,000
    Amortization of debt issue costs                                  6,000             --
    Impairment of property and equipment                                 --        163,000
  Changes in assets and liabilities in, net of acquired
    businesses(increase)
    decrease:
      Accounts and royalty receivable                            (1,338,000)     4,165,000
      Inventory                                                      16,000        925,000
      Prepaid expenses and other                                    131,000         94,000
      Deposits                                                        6,000         56,000
    Increase (decrease) in:
      Accounts payable                                              497,000       (324,000)
      Accrued expenses                                            1,287,000     (1,632,000)
      Deferred revenue                                              786,000       (206,000)
                                                                ------------   ------------
    Net cash provided by (used in) operating activities          (1,835,000)    (2,723,000)
                                                                ------------   ------------

Cash flows from investing activities:
  Disposal of fixed assets                                         (149,000)      (266,000)
  Note receivable                                                   171,000        268,000
  Proceeds from sale of building                                  2,248,000             --
  Proceeds from sale of businesses                                1,635,000      2,440,000
  Proceeds from legal settlement                                    500,000             --
  Cash paid for acquired businesses                                      --       (416,000)
                                                                ------------   ------------
    Net cash used in investing activities                         4,405,000      2,026,000
                                                                ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                  1,250,000        900,000
  Payment of credit line                                           (276,000)    (1,864,000)
  Debt issue costs                                                  (67,000)            --
  Principal payments on debt                                     (2,422,000)       324,000
  Exercise of stock options and warrants                                 --        545,000
                                                                ------------   ------------
    Net cash provided by (used in) financing activities          (1,515,000)       (95,000)

Effect of exchange rate changes on cash                              (8,000)       (59,000)
                                                                ------------   ------------
Net increase in cash and equivalents                              1,046,000       (851,000)

Cash and equivalents, beginning of year                             140,000        991,000
                                                                ------------   ------------
Cash and equivalents, end of year                               $ 1,186,000    $   140,000
                                                                ============   ============

Cash paid for taxes                                                      --             --
Cash paid for interest                                                   --    $   215,000

None cash financing and investing activities

Detachable warrants issued with debt                            $   134,000    $   131,000
Warrants issued to consultants                                      105,000         63,000
Expense from amended warrant and options contract                        --        112,000
Shares issued to settle contingent liabilities                           --        224,000
Shares issued for the acquisition of Edgtech                             --         65,000
Conversion of accrued interest in 2001,
 and debt in 2000, into common stock                                184,000        550,000
Stock options exercised for consulting services                          --        257,000
Shares issued in a cashless exercise of options                          --         28,000

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

      d.  Valuation of securities convertible to common stock

      The FASB issued EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios" which addresses securities which are convertible into common stock at the lower of a conversion rate fixed at the commitment date or a fixed discount to the market price of the common stock at the date of conversion. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible (intrinsic value) after valuing any warrants issued in connection with a financing based on

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      the relative fair value. If the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. The intrinsic value is recorded to interest expense at the date of beneficial conversion feature is available to the holder for transactions entered into prior to November 16, 2001. After such date, EITF 00-27 came into effect, which requires companies to record the value of the beneficial conversion feature as a discount to the note to be amortized over the term of the note using the effective interest method, among other things.


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

      The following is a reconciliation of weighted-average shares basic to weighted-average shares diluted as of September 30, 2001

      Weighted-average shares basic                                  14,828,908
      Plus: Incremental shares from assumed conversions
          Beneficial conversion feature of notes payable              6,712,329
                                                                    ------------
      Adjusted weighted-average shares diluted                       21,541,237
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

5.    PROPERTY AND EQUIPMENT

      The Company's property and equipment consisted of the following at September 30,:

                                                2001          2000
                                            -----------   -----------
        Land and buildings                          --     1,245,000
        Computers and software                 373,000       203,000
        Machinery and equipment                101,000       355,000
        Furniture and fixtures                 513,000       667,000
        Automobile                              15,000            --
                                            -----------   -----------
                                             1,002,000     2,470,000
        Accumulated depreciation and
          amortization                        (729,000)     (966,000)
                                            -----------   -----------
                                            $  273,000    $1,504,000
                                            ===========   ===========

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

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    ACCRUED LIABILITIES

      Accrued liabilities at September 30, were as follows:

                                                 2001            2000
                                              -----------   -----------
      Accrued interest                        $  247,000    $  232,000
      Accrued payroll, taxes and
       related benefits                        1,127,000       717,000
      Sales and use taxes                        201,000       145,000
      Other                                      249,000       134,000
                                              -----------   -----------
                                              $1,824,000    $1,228,000
                                              ===========   ===========

      In February 2001, the Company announced an arrangement to 85 terminated employees who were owed approximately $299,000 of payroll and $551,000 of unpaid vacation. Under the arrangement most employees were paid 50% of the unpaid payroll equal to approximately $135,000 in October 2001. The balance of the payroll and the unpaid vacation is to be paid in nine installments as funds become available. Some employees exercised an option to take common shares in lieu of the remaining unpaid payroll. The Company has been delinquent in its payments; however, management intends to resume payments in the near future.

      In October 2001, a class of 13 employees filed suit against the Company seeking payment of the payroll and vacation balances owed.

7.    BANK LINE OF CREDIT

      During 2000, the Company paid of its credit line balance with a bank of $275,000. Interest on credit line balances was the bank's prime rate plus 2%.

8.    LONG-TERM DEBT

      The carrying value and the face value of long-term debt at September 30, 2001, is as follows:

                                                                                   2001           2000
                                                                                -----------   -----------   -----------
                                                                                 Carrying       Carrying        Face
                                                                                  Value          Value         Value
                                                                                -----------   -----------   -----------
          10% convertible note payable to Pacific Mezzanine
          Fund ("PMF"), net of unamortized discount of $87,000;
          Interest-only monthly payments, due September 30,
          2004. Note is convertible at any time at the election
          of the Holder into common shares at $.73 per share, is
          secured by all of the Company's assets. On September 30,
          2001, accrued interest totaling $435,478 on such date
          was converted into 1,291,719 shares of common stock.                  $3,063,000    $3,034,000    $3,150,000





                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    LONG-TERM DEBT (CONTINUED)

          10% convertible note payable to a shareholder group,
          net of unamortized discount of $87,000; interest-only
          monthly payments, due September 30, 2004. Note is
          convertible at any time at the election of the Holder
          into common shares at $.73 per share, is secured by all
          the Company's assets, the but is subordinate to the
          $3,150,000 note above. On September 30, 2001, accrued
          interest totaling $78,000 on such date was converted
          into 125,482 shares of common stock.                                     413,000       395,000       500,000

          10% notes payable to TMI and Boundless,
          interest-only monthly payments, due September 2004.                      500,000       500,000       500,000

          10% note payable to Boundless,
          past due (see waiver of defaults below)                                  500,000       500,000       500,000

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
          Note is secured by royalties receivable from Raining Data Corp.        1,166,000            --     1,276,000

          First mortgage note at prive (9.5% at September 30,
          2000) plus 1.5%, paid November 1, 2000                                   952,000            --       952,000

          Second mortgage note at 12%, interest only monthly
          payments, paid November 1, 2000                                          900,000            --       900,000

          Unsecured 18% note payable to vendor, due in monthly
          installments of $64,424 paid January 2001                                390,000            --       390,000

          Other                                                                    137,000            --       137,000
                                                                                -----------   -----------   -----------
                                                                                 5,642,000     6,808,000     8,305,000
          Less current portion                                                          --    (1,865,000)           --
                                                                                -----------   -----------   -----------
                                                                                $5,642,000    $4,943,000    $8,305,000
                                                                                ===========   ===========   ===========

      Debt maturities as of September 30, 2001 are as follows:

      Year ending September 30,

      2002                           $       --
      2003                            1,666,000
      2004                            3,976,000
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

                            GENERAL AUTOMATION, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   EMPLOYEE BENEFIT PLANS

      The Company had a profit sharing 401(k) plan covering substantially all its domestic employees. Eligible employees could contribute 2% to 17% of their compensation up to the maximum dollar amount allowed. The Company contributed from profits amounts equal to 50% of each employee's contribution which are limited to 6% of the employee's compensation. Plan contributions were terminated on February 1, 2001 and no contributions were made in 2001. Contributions for fiscal 2000 were $131,000.

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

18.   GOING CONCERN CONSIDERATIONS AND MANAGEMENT'S PLANS

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations, has a working capital deficit totaling approximately $1.7 million and requires financing to meet its cash requirements. Cash requirements depend on several factors, including but not limited to, the pace at which all subsidiaries continue to grow, become self supporting, and begin to generate positive cash flow, as well as the ability to obtain additional services for common stock or other non-cash consideration. These factors raise substantial doubt about the Company's ability to continue as a going concern, unless management's plans are effected in a timely manner.

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