Form 10QSB/A
period 2001-12-31
GA EXPRESS INC
filed 2002-03-25
CIK 40443

--------------------------------------------------------------------------------
                             SECURITIES AND EXCHANGE
                                   COMMISSION

                             WASHINGTON, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-QSB/A

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

No [ ]  Yes [X]

As of March 15, 2002, there were 16,242,226 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                    (Note 5)

                                                        December 31,
                                                           2001
                                                        ----------
Current assets:
  Cash and equivalents                                   $ 629,000
  Accounts receivable, net                                 393,000
  Prepaid expenses and other                               186,000
                                                        ----------
   Total current assets                                  1,208,000

Royalty and note receivable                              1,043,000
Debt issue costs                                            57,000
Property and equipment, net                                294,000
Goodwill, net                                              462,000
Other                                                       55,000
                                                        ----------
                                                        $3,119,000
                                                        ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                       $1,295,000
  Accrued expenses                                        1,865,000
  Deferred revenue                                          417,000
  Current portion of long-term debt                       1,187,000
                                                         ----------
    Total current liabilities                             4,764,000

Long-term debt, net of discounts (Note 5)                 4,491,000
                                                         ----------
    Total liabilities                                     9,255,000
                                                         ----------

Commitments and contingencies                                    --

Stockholders' deficit:
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                 --
  Common stock, $.10 par value; 50,000,000
    shares authorized; 16,242,226 shares issued
    and outstanding                                       1,624,000
  Additional paid-in capital                             50,528,000
  Accumulated deficit                                   (58,030,000)
  Accumulated other comprehensive loss                     (258,000)
                                                        -----------
Total stockholders' deficit                              (6,136,000)
                                                        -----------
                                                         $3,119,000
                                                        ===========

                 See notes to consolidated financial statements

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                       2001           2000
                                                   -------------   ----------
                                                                  (as restated)

Revenues:
  Products                                         $ 151,000       $ 983,000
  Services                                           437,000       1,804,000
  Royalties                                               --         310,000
                                                   ----------      ----------
        Total                                        588,000       3,097,000

Cost of revenues:
  Products                                            71,000         496,000
  Services                                           266,000       1,431,000
                                                   ----------      ----------
                                                     337,000       1,927,000
                                                   ----------      ----------
  Gross profit                                       251,000       1,170,000
                                                   ----------      ----------

Operating expenses:
  Research and development                           132,000         603,000
  Sales and marketing                                195,000       1,009,000
  General and administrative                         372,000         933,000
  Depreciation and amortization                       93,000         109,000
                                                   ----------      ----------
                                                     792,000       2,654,000
                                                   ----------      ----------

Loss from operations                                (541,000)     (1,484,000)

Other income (expense), net:
  Gain on sale of land and building                       --       1,232,000
  Gain on legal settlement                                --         500,000
  Interest expense                                  (195,000)       (219,000)
  Other                                                2,000          14,000
                                                   ----------      ----------
Income (loss) before taxes                          (734,000)         43,000

Provision for income taxes                                --              --
                                                   ----------      ----------
Net income (loss)                                  $(734,000)      $  43,000
                                                   ==========      ==========

Basic and diluted income (loss) per share          $   (0.05)      $   (0.00)
                                                   ==========      ==========
Basic weighted and diluted average
 number of common shares                           16,242,226      14,825,025
                                                   ==========      ==========

                 See notes to consolidated financial statements
                                        2

                    GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          Three Months Ended December 31,
                                                           ---------------------------
                                                               2001           2000
                                                           ------------   ------------
                                                                          (as restated)
Cash flows from operating activities:
  Net income (loss)                                        $  (734,000)   $    43,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain on sale of land and building                               --     (1,232,000)
    Gain from legal settlement                                      --       (500,000)
    Depreciation and amortization                               88,000        113,000
    Amortization of deferred compensation
     to employee and consultants                                 5,000         15,000
    Interest expense from amortization of debt discounts        36,000             --
    Amortization of debt issue costs                            14,000             --
    Impairment of property and equipment
  Changes in operating assets and
   Liabilities, (increase) decrease in:
      Accounts receivable                                      (29,000)        57,000
      Inventory                                                 (7,000)        37,000
      Prepaid expenses and other                                 9,000         70,000
    Increase (decrease) in:
      Accounts payable                                         215,000        435,000
      Accrued expenses                                        (105,000)       263,000
      Deferred revenue                                          (8,000)      (271,000)
                                                           ------------   ------------
    Net cash used in operating activities                     (516,000)      (970,000)
                                                           ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of building                                    --      2,235,000
  Proceeds from legal settlement                                    --        500,000
  Collections of royalty and note receivable                        --        126,000
  Purchase of fixed assets                                     (53,000)       (18,000)
                                                           ------------   ------------
    Net cash provided by (used in) investing activities        (53,000)     2,843,000
                                                           ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of debt, net                               --        285,000
  Principal payments on debt                                        --     (2,126,000)
                                                           ------------   ------------
    Net cash provided by (used in) financing activities             --     (1,841,000)

Effect of exchange rate changes on cash                         13,000         (2,000)
                                                           ------------   ------------
Net decrease in cash and equivalents                          (556,000)        30,000

Cash and equivalents, beginning of year                      1,185,000        140,000
                                                           ------------   ------------
Cash and equivalents, end of year                          $   629,000    $   170,000
                                                           ============   ============
Cash paid for taxes                                                 --             --
Cash paid for interest                                     $    20,000    $        --

Non-cash financing and investing activities

Detachable warrants issued with debt                       $        --    $    20,000
Warrants issued to consultants                             $        --    $     3,000

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the notes to the consolidated financial statements, the Company has incurred significant losses from operations, has current liabilities in excess of current assets by $3,556,000 and has a total stockholders' deficit of $6,136,000 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $5.6 million terms and conditions which the Company can better meet in the future. The Company has received waivers of events of default until October 1, 2002 on the PMF and related debt, principal at face value, totaling $3,650,000, and until April 1, 2003 for debts totaling $500,000, as extended. In addition, the Company is in ongoing negotiations with trade creditors owed approximately $1.1 million. The Company reached settlements with certain former employees with debts totaling approximately $800,000. Management is litigating against Raining Data Corp. for its royalties and remaining note receivable with a carrying value aggregating $1,043,000 (see Note 4). There can be no assurance that management will be successful in its litigation against Raining Data Corp. The Company is currently negotiating material contracts for the sale of its E-Path products to customers which management believes will provide liquidity for operations. There can be no assurances these contracts will ultimately materialize. Management intends to continue to expand its web services software development, and commence distribution of the "Selva" product line later in the year as funds permit. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the three months ended December 31, 2000, to comply with accounting standards generally accepted in the United States. The effects of the Company's restatement on their net loss and net loss per-share for the three- month period ended December 31, 2000 are as follows:

Net loss, as previously reported                        $(1,014,000)
  Decrease (increase) loss:
    Software development costs                              823,000
    Royalty revenues                                        129,000
    Value of options and warrants granted                   (30,000)
    Restate goodwill and other                               83,000
    Other                                                    52,000
                                                       -------------
Net income, as adjusted                                $     43,000
                                                       =============

Net loss per share, as previously reported                  $(0.07)
Software development costs                                    0.05
Timing adjustments                                            0.01
Value of options and warrants granted                        (0.00)
Restate goodwill and other                                    0.01
                                                            -------
Net loss per share, as adjusted                             $ 0.00
                                                            =======

NOTE 3 - LICENSE ARRANGEMENT

Royalties
---------

In connection with the sale of the Company's Pick-based database management business in August 2000, the Company is entitled to twenty (20) percent of certain sales by Pick Systems, Inc., now Raining Data Corp., a publicly-traded company, for a period of twenty-four months after the sale. The Company has earned approximately $1,189,000 for the year ended September 30, 2001 in connection with this agreement of which $930,000 has not been paid. Included in the balance due is the remaining balance due under the purchase agreement totaling $113,000.

Raining Data Corp. has not paid the balance owed because they claim there was a breach of the sale contract in that they claim past revenues warranted by the Company with respect to the business it sold were not correctly stated. The Company filed a "writ of attachment" against Raining Data Corp. to seek collection of royalties earned; the writ of attachment was denied because Raining Data Corp. has represented in a motion to the court that it has substantial assets to pay the claim. In its Form 10-QSB for the quarter ended December 31, 2001, Raining Data Corp. reported cash of $3.6 million; however, it has incurred significant losses from operations and has used cash in its operating activities. Based on representations made by Raining Data Corp. in various court filings, as well as Raining Data Corp.'s filing of its Quarterly Report on Form 10-QSB as of December 31, 2001, management believes that Raining Data Corp. has the wherewithal to pay this obligation.

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities at December 31, 2001, were as follows:

      Accrued interest                       $395,000
      Accrued payroll, taxes and
       related benefits                     1,047,000
      Sales and use taxes                     175,000
      Other                                   248,000
                                           -----------
                                           $1,865,000
                                           ===========

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
                                                                                ===========   ===========

Waiver of Defaults

     The Company was in default on interest payments and financial covenants related to its indebtedness with PMF and a shareholder group in the face amounts aggregating $3,650,000. On February 15, 2002, the Company obtained waivers of the events of default from its creditors as of that date, and as to events of default, through October 1, 2002. The Company's obligation of $500,000 due to Boundless is past due. The Company has obtained a waiver of all events of default through July 1, 2003, as extended from December 31, 2001.

NOTE 6 - SEGMENT INFORMATION

Revenues from operations by geographical location for the three months ended December 31, 2001 and 2000, are as follows:

                              Three
                             Months
                              Ended        North
                           December 31,   America        Australia         Europe           Total
                                ----    -----------     -----------     -----------     -----------
     Revenues                   2001    $   75,000        355,000          158,000      $  588,000
                                2000     2,004,000        888,000          205,000       3,097,000

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

                                           UNAUDITED PROFORMA RESULTS
                                           FOR THE THREE MONTHS ENDED
                                                 December 31, 2000
                                           ---------------------------


Revenues                                           $1,515,000
                                                   ===========
Loss from operations                               $ (646,000)
                                                   ===========
Basic net loss per common share                    $    (0.04)
                                                   ===========

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

RESULTS OF OPERATIONS

Product and service revenues by geographic areas for the quarterly periods ended December 31, 2001, and 2000 were as follows:

                  Sales $(000s)
                  -------------
                  2001   2000
                  ----   ----
North America
   Product          45    260
   Service          30  1,434

Foreign
 Australia
   Product          91    674
   Service         263    215
 Europe
   Product          14     50
   Service         144    155

Consolidated
   Product         151    983
   Service         437  1,804

Revenues:
---------

Product sales decreased 85% to $151,000 and service revenues decreased 76% to $437,000 principally because of the sale of the North American hardware and service business in January 2001. The Company reported no royalty revenue in the quarter ended December 31, 2001, whereas $310,000 was recorded in the corresponding period of the prior year.

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

Operating Expenses:
-------------------

Operating expenses expressed in amounts and as percentages of revenues for the three months ended 2001 and 2000 were as follows:

                                                  Amounts ($000s)      Percent of Sales
                                                  2001       2000       2001      2000

               Research and Development            132        603        22        19
               Sales and Marketing                 195      1,009        33        33
               General and administrative          465      1,042        79        34

                         Total                     792      2,654       134        86

The principal reason operating expenses decreased 70% to $792,000 in 2001 is the sale of the hardware products and service business in January 2001 and management's significant cost reductions implemented in February 2001. Virtually all of the Company's sales and marketing organizations and costs were assumed by the buyer or became superfluous. Accordingly, more than 90% of the Company's North American staff remaining after the latter sale was terminated effective January 31, 2001, and have not been replaced. Now that Selva Server is in the beta phase attention will be given to developing the financial resources organization and staffing to introduce it to the marketplace.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
N/A

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No significant change from our disclosure in Item 3 in our Annual Report on Form 10-KSB for the year ended September 30, 2001.

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

 /s/ Jane M. Christie                                        March 25, 2002
---------------------------                                  ---------------
Jane M. Christie                                             Date
President, Chief Executive Officer and Principal
  Accounting Officer