Form 10QSB
period 2002-03-31
GA EXPRESS INC
filed 2002-07-02
CIK 40443

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

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________  to  ____________________.

                          Commission file number 0-5260

                                GA eXpress, Inc.
                       (formerly General Automation, Inc.)
                            ------------------------
             (Exact name of registrant as specified in its charter).

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

Registrant's telephone number including area code: (604) 633-9891
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

No [ ]  Yes [X]

As of June 25, 2002, there were 16,242,226 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     March 31,
                                                                       2002
                                                                   -------------
Current assets:
  Cash                                                             $    262,000
  Royalty and note receivable (Note 3)                                1,043,000
  Accounts receivable, net                                              256,000
  Prepaid expenses and other                                            265,000
                                                                   -------------
   Total current assets                                               1,826,000

Property and equipment, net                                             291,000
Inventory                                                                41,000
Goodwill, net                                                           418,000
Other                                                                    59,000
                                                                   -------------
                                                                   $  2,635,000
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                 $  1,217,000
  Accrued expenses                                                    2,139,000
  Deferred revenue                                                      397,000
  Current portion of long-term debt                                   1,183,000
                                                                   -------------
    Total current liabilities                                         4,936,000

Long-term debt, net of discounts (Note 5)                             4,530,000
                                                                   -------------
    Total liabilities                                                 9,466,000
                                                                   -------------

Commitments and contingencies                                                --

Stockholders' deficit:
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                             --
  Common stock, $.10 par value; 50,000,000
   shares authorized; 16,242,226 shares issued
   and outstanding                                                    1,624,000
  Additional paid-in capital                                         50,528,000
  Accumulated deficit                                               (58,658,000)
  Accumulated other comprehensive loss                                 (325,000)
                                                                   -------------
Total stockholders' deficit                                          (6,831,000)
                                                                   -------------
                                                                   $  2,635,000
                                                                   =============

                 See notes to consolidated financial statements

                             GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended March 31,    Six Months Ended March 31,
                                                   -----------------------------   -----------------------------
                                                       2002            2001            2002             2001
                                                   -------------   -------------   -------------   -------------
Revenues:
  Products                                         $    129,000    $     73,000    $    280,000    $  1,056,000
  Services                                              458,000       1,201,000         895,000       3,005,000
  Royalties (Note 3)                                         --         388,000              --         698,000
                                                   -------------   -------------   -------------   -------------
        Total                                           587,000       1,662,000       1,175,000       4,759,000
                                                   -------------   -------------   -------------   -------------
Cost of revenues:
  Products                                               52,000         149,000         123,000         645,000
  Services                                              167,000       1,011,000         433,000       2,442,000
                                                   -------------   -------------   -------------   -------------
                                                        219,000       1,160,000         556,000       3,087,000
                                                   -------------   -------------   -------------   -------------
  Gross profit                                          368,000         502,000         619,000       1,672,000
                                                   -------------   -------------   -------------   -------------

Operating expenses:
  Research and development                               84,000         462,000         216,000       1,065,000
  Sales, general and administrative                     693,000       1,066,000       1,225,000       2,993,000
  Depreciation and amortization                          74,000         137,000         167,000         247,000
                                                   -------------   -------------   -------------   -------------
                                                        851,000       1,665,000       1,608,000       4,305,000
                                                   -------------   -------------   -------------   -------------

Income (loss) from operations                          (483,000)     (1,163,000)       (989,000)     (2,633,000)

Other income (expense), net:
  Gain on sale of land and building                          --              --              --       1,232,000
  Gain on legal settlement                                   --              --              --         500,000
  Sale of service business                                   --       2,500,000              --       2,500,000
  Interest expense                                     (182,000)       (168,000)       (377,000)       (391,000)
  Other                                                  36,000          11,000           4,000          16,000
                                                   -------------   -------------   -------------   -------------
Income (loss) before taxes                             (629,000)      1,180,000      (1,362,000)      1,224,000

Provision for income taxes                                   --              --              --              --
                                                   -------------   -------------   -------------   -------------
Net income (loss)                                  $   (629,000)   $  1,180,000    $ (1,362,000)      1,224,000
                                                   =============   =============   =============   =============

Basic income (loss) per share                             (0.04)   $       0.08    $      (0.08)   $       0.08
                                                   =============   =============   =============   =============
Fully diluted income (loss) per share                     (0.04)   $       0.05    $      (0.08)   $       0.06
                                                   =============   =============   =============   =============

Basic weighted average number of common shares       16,242,226      14,825,025      16,242,226      14,825,025
                                                   =============   =============   =============   =============
Diluted weighted average number of common shares     16,242,226      21,581,275      16,242,226      21,581,275
                                                   =============   =============   =============   =============

                                See notes to consolidated financial statements

                                                       2

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Six Months Ended March 31,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
                                                                         (as restated)
Cash flows from operating activities:
  Net income (loss)                                        $(1,362,000)   $ 1,224,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain on sale of land and building                               --     (1,232,000)
    Gain from legal settlement                                      --       (500,000)
    Depreciation and amortization                              167,000        245,000
    Amortization of deferred compensation
     to employee and consultants                                 5,000         31,000
    Interest expense from amortization of debt discounts        72,000         42,000
    Amortization of debt issue costs                            28,000             --
 Changes in operating assets and
  Liabilities, (increase) decrease in:
      Accounts receivable                                      123,000       (303,000)
      Inventory                                                (12,000)       821,000
      Prepaid expenses and other                               (82,000)       (35,000)
    Increase (decrease) in:
      Accounts payable                                         136,000        826,000
      Accrued expenses                                         131,000        435,000
      Deferred revenue                                         (27,000)    (1,656,000)
                                                           ------------   ------------
    Net cash used in operating activities                     (821,000)      (103,000)
                                                           ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of building                                    --      2,235,000
  Proceeds from legal settlement                                    --        500,000
  Collections of royalty and note receivable                        --        163,000
  Purchase of goodwill                                              --        (74,000)
  Purchase of fixed assets                                     (57,000)            --
                                                           ------------   ------------
    Net cash provided by (used in) investing activities        (57,000)     2,661,000
                                                           ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of debt                                    --        285,000
  Principal payments on debt                                        --     (2,112,000)
  Proceeds from issuance of common stock                            --        103,000
                                                           ------------   ------------
    Net cash (used in) financing activities                         --     (1,724,000)

Effect of exchange rate changes on cash                        (45,000)       (42,000)
                                                           ------------   ------------
Net increase (decrease) in cash and equivalents               (923,000)       982,000

Cash and equivalents, beginning of period                    1,185,000        140,000
                                                           ------------   ------------
Cash and equivalents, end of period                        $   262,000    $ 1,122,000)
                                                           ============   ============
Cash paid for taxes                                        $     4,000    $   155,000
Cash paid for interest                                     $        --    $    20,000

Non-cash financing and investing activities:
Detachable warrants issued with debt                       $        --    $    27,000
Warrants issued to consultants                             $        --    $        --

                 See notes to consolidated financial statements

                                        3

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Nature of business
------------------

GA eXpress, Inc., formerly General Automation, Inc., (the "Company"), is engaged in the development and licensing of computer software and related software consulting services and has subsidiaries in the United States (US), Canada, Australia and England. The Company's US operations are primarily devoted to the continued enhancement, licensing, and support of E-Path web products. The US operations, along with our Canadian subsidiary, have also continued development of Selva Server web service products. The Australian and United Kingdom (UK) operations continue to focus their efforts on supporting operating systems (UNIX, Novell, OS/2) and contract programming utilizing C++ and Visual Basic; the UK operations began licensing E-Path during 2001.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, has current liabilities in excess of current assets by $3,110,000 and has a total stockholders' deficit of $6,831,000 at March 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management plans to re-negotiate with holders of the existing subordinated convertible debt totaling approximately $5.7 million terms and conditions which the Company can better meet in the future. The Company has received waivers of events of default until October 1, 2002 on the PMF and related debt, principal at face value, totaling $3,650,000, and until April 1, 2003 for debts totaling $500,000, as extended. In addition, the Company is in ongoing negotiations with trade creditors owed approximately $1.1 million and with certain former employees owed approximately $800,000. Management is also litigating against Raining Data Corp. for its royalties and remaining note receivable aggregating $1,043,000 (see Note 3). There can be no absolute assurance that management will be successful in its litigation against Raining Data Corp; however management believes that collectibility is reasonably assured.

The Company is currently negotiating material contracts for the sale of its E-Path and "Selva" products to customers which management believes will provide liquidity for operations. On or about April 17, 2002, the Company's Canadian Subsidiary licensed certain products to a significant customer, generating a non-refundable fee of $2,000,000 (see Note 10). There can be no assurances additional contracts will ultimately materialize. Management intends to continue to expand its web services software development. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Estimates
---------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management during the periods presented include, but are not limited to, royalty revenues, allowances for doubtful receivables and certain reductions of amounts reported as claims against the Company.

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform to the current period presentation. In addition, certain reclassifications have been made for the three months ended December 31, 2001, to conform to the presentation for the six months ended March 31, 2002.

Revenue Recognition
-------------------

The Company's revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for internal use by its customers. Licenses are generally based on the number of users of the Company's software. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, PCS, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, or, in essence the arrangement is a subscription, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires, upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

The FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier application encouraged. The Company must adopt Statement No. 144 in fiscal 2003.

The FASB also recently issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 supersedes Statement No. 121 to supply a single accounting approach for measuring impairment of long-lived assets, including segments of a business accounted for as a discontinued operation or those to be sold or disposed of other than by sale. The Company must adopt Statement No. 144 in fiscal 2003.

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the three months and six months ended March 31, 2001, to comply with accounting standards generally accepted in the United States. The effects of the Company's restatement on their net loss and net loss per-share for the three and six month periods ended March 31, 2001 are as follows:

                                                              Three Months      Six Months
                                                             --------------   --------------
Net income, as previously reported                           $   1,473,000    $     459,000
  Decrease (increase):
    Software development                                           214,000          941,000
    Royalty revenue                                               (176,000)        (131,000)
    Restate goodwill                                              (180,000)        (100,000)
    Value of options and warrants granted                          (64,000)        (120,000)
    Other                                                          (87,000)         175,000
                                                             --------------   --------------
Net income, as adjusted                                      $   1,180,000    $   1,224,000
                                                             ==============   ==============

Net income per basic share, as previously reported           $        0.10 $           0.03
  Software development                                                0.01             0.06
  Royalty revenue                                                    (0.01)           (0.01)
  Restate goodwill                                                   (0.01)           (0.01)
  Value of options and warrants granted                               0.00            (0.01)
  Other                                                              (0.01)            0.02
                                                             --------------   --------------
Net loss per share, as adjusted                              $        0.08    $        0.08
                                                             ==============   ==============

Net income per fully diluted share, as previously reported   $        0.07    $        0.02
  Software development                                                0.01             0.04
  Royalty revenue                                                    (0.01)           (0.01)
  Restate goodwill                                                   (0.01)           (0.00)
  Value of options and warrants granted                               0.00            (0.00)
  Other                                                              (0.01)            0.01
                                                             --------------   --------------
Net loss per share, as adjusted                              $        0.05    $        0.06
                                                             ==============   ==============

Refer to the Company's Form 10-KSB, as amended, for the year ended September 30, 2001 for futhre discussion of these adjustments.

NOTE 3 - LICENSE ARRANGEMENT

Royalties
---------

In connection with the sale of the Company's Pick-based database management business in August 2000, the Company is entitled to twenty (20) percent of certain sales by Pick Systems, Inc., now Raining Data Corp., a publicly-traded company, for a period of twenty-four months after the sale. The Company earned approximately $1,189,000 for the year ended September 30, 2001 in connection with this agreement, of which $930,000 has not been paid. In addition, the Company is owed a remaining balance of $112,000 by Raining Data Corp under terms of a note payable established by the purchase agreement.

Raining Data Corp. has not paid the balance owed because they claim there was a breach of the sale contract in that they claim past revenues warranted by the Company with respect to the business it sold were not correctly stated. The Company filed a "writ of attachment" against Raining Data Corp. to seek collection of royalties earned; the writ of attachment was denied because Raining Data Corp. represented in a motion to the court that it has substantial assets to pay the claim. In its Form 10-QSB for the quarter ended December 31, 2001, Raining Data Corp. reported cash of $3.9 million; however, it has incurred significant losses from operations and has used cash in its operating activities. Based on representations made by Raining Data Corp. in various court filings, as well as Raining Data Corp.'s filing of its Quarterly Report on Form 10-QSB as of December 31, 2001, management believes that Raining Data Corp. has the wherewithal to pay this obligation.

Management has initiated legal action against the buyer of the Company's Pick-based business for payment of outstanding royalties due. The litigation against Raining Data is currently in the discovery stage. The Company's senior note holders, in defense of their collateral position, have guaranteed to provide funds for legal fees to the Company. Management is confident that it will ultimately prevail; however, there can be no absolute assurance as to the ultimate outcome.

The Company suspended the recording of revenues in connection with this royalty agreement effective October 1, 2001 because events had delayed the proceedings in the legal action against Raining Data Corp. In accordance with SAB No. 101, among other criteria (see Note 2), revenue recognition is appropriate if a claim is "reasonably assured". Management defends collectibility as reasonably assured based on the existence of a valid contract, management's assessment of Raining Data Corp.'s revenues subject to the agreement, and the ability of Raining Data Corp. to pay amounts due the Company.

In the event the Company cannot reach an agreement with Raining Data Corp., management will seek an injunction to prevent them from licensing the software sold. Management has not provided an allowance against its royalty receivable from Raining Data Corp. totaling $930,000, as reflected in the accompanying consolidated balance sheet at December 31, 2001 since management believes such receivable is fully collectible or will be recovered through a reconveyance and sale. Management will continue to monitor progress in the matter and evaluate the effects on its consolidated financial position, results of operations and cash flows.

NOTE 4 - ACCRUED EXPENSES

Accrued liabilities at March 31, 2002 were as follows:

         Accrued interest                   $  543,000
         Accrued payroll, taxes and
          related benefits                   1,090,000
         Balance owed for acquisition
          of a subsidiary                      285,000
         Sales and use taxes                   155,000
         Other                                  66,000
                                            -----------
                                            $2,139,000
                                            ===========

In February 2001, the Company announced an arrangement to 89 terminated employees who were owed approximately $299,000 of payroll and $551,000 of unpaid vacation. Under the arrangement most employees were paid 50% of the unpaid payroll equal to approximately $135,000 in October 2001. The balance of the payroll and the unpaid vacation is to be paid in nine installments as funds become available. Some employees exercised an option to take common shares in lieu of the remaining unpaid payroll. The Company has been delinquent in its payments; however, management intends to resume payments in the near future.

In October 2001, a class of 13 employees filed suit against the Company seeking payment of the payroll and vacation balances owed. Management believes its accrued payroll, taxes, and related benefits adequately represent the amounts which will ultimately be settled in this matter.

NOTE 5 - LONG-TERM DEBT

The carrying value and the face value of long-term debt at March 31, 2002, is as follows:

                                                                                 Carrying        Face
                                                                                   Value         Value
                                                                                -----------   -----------
     10% convertible note payable to Pacific Mezzanine Fund ("PMF"), net of unamortized discount of $72,000; interest-only monthly payments, due September 30, 2004. Note is convertible at any time at the election of the Holder into common shares at $.73 per share, is secured by all of the Company's assets.  On
     September 30, 2001, accrued interest totaling $435,478 on such date was converted into 1,291,719 shares of common stock
     (see below).                                                               $3,104,000    $3,150,000

     10% convertible note payable to a shareholder group, net of unamortized discount of $74,000; interest-only monthly payments, due September 30,
     2004. Note is convertible at any time at the election of the Holder into common shares at $.73 per share, is secured by all the Company's assets, but is subordinate to the $3,150,000 note above. On September 30, 2001, accrued interest totaling $78,000 on such date was converted into 125,482
     shares of common stock (see below).                                           426,000       500,000

     10% notes payable to TMI and Boundless, interest only payments,
     due September 2004                                                            500,000       500,000

     10% notes convertible payable to Boundless,
     interest-only monthly payments, past due (see below).                         500,000       500,000

     10% note payable to a shareholder group, net of unamortized discount of
     $67,000, of which proceeds received amounted to $950,000, and existing debt totaling $300,000 due PMF was amended to conform with the terms of the notes as described herein; interest deferred through June 28, 2002, at which time interest accrued through such date will be paid in a lump sum, interest thereafter payable in a lump-sum payment at maturity on December
     29, 2002. Note is secured by royalties receivable
     from Raining Data Corp.                                                     1,183,000     1,276,000
                                                                                -----------   -----------
                                                                                 5,713,000     5,926,000

      Less current maturities                                                   (1,183,000)   (1,276,000)
                                                                                -----------   -----------
                                                                                $4,530,000    $4,650,000
                                                                                ===========   ===========

Waiver of Defaults

     The Company was in default on interest payments and financial covenants related to its indebtedness with PMF and a shareholder group in the face amounts aggregating $3,650,000. On February 15, 2002, the Company obtained waivers of the events of default from its creditors as of that date, and as to events of default, through October 1, 2002. The Company intends to cure the events of default by this date or attempt to negotiate an extension of the waver. The Company's obligation of $500,000 due to Boundless is past due. The Company has obtained a waiver of all events of default through April 1, 2003.

NOTE 6 - SEGMENT INFORMATION

Revenues from operations by geographical location for the six months ended March 31, 2002 and 2001, are as follows:

                               Six
                              Months
                              Ended          North
                             March 31,      America        Australia        Europe           Total
                             ---------    -----------     -----------     -----------     -----------
     Revenues                  2002       $  155,000         655,000         365,000      $1,175,000
                               2001        2,188,000       1,392,000         481,000       4,061,000

Balances of long-lived assets by geographic area did not change significantly during the six months ended March 31, 2002. During the six months ended March 31, 2001, the Company sold its headquarters building which reduced its long-lived assets by approximately $1.1 million.

Revenues from operations by product and services and royalty revenues for the six months Ended March 31, 2002 and 2001, and long-lived assets as of the ending dates are as follows:

                                     2002                                   2001
                     -------------------------------------  -------------------------------------
                       Service      Product       Total       Service      Product       Total
Revenues:
 E-Path              $       --   $  104,000   $  104,000   $       --   $  203,000   $  203,000
 Operating Systems      895,000      176,000    1,071,000    3,005,000      853,000    3,858,000
 Royalties                   --           --           --           --      698,000      698,000
                     -----------  -----------  -----------  -----------  -----------  -----------
   Total             $  895,000   $  280,000   $1,175,000   $3,005,000   $1,754,000   $4,759,000
                     ===========  ===========  ===========  ===========  ===========  ===========

NOTE 7 - SALES OF ASSETS-PRODUCT AND SERVICE BUSINESSES

In January 2001, the Company sold its hardware installation and service business. The following summarized unaudited pro-forma statement of operations data reflects the impact the sale of assets during the six months ended March 31, 2000, assuming the sale took place on October 1, 2000 (in thousands, except per share data):

                                           UNAUDITED PROFORMA RESULTS
                                            FOR THE SIX MONTHS ENDED
                                                 MARCH 31, 2001
                                           ---------------------------

Revenues                                          $ 2,591,000
                                                  ============
Loss from operations                              $(1,438,000)
                                                  ============
Basic net loss per common share                   $     (0.10)
                                                  ============

NOTE 8 - OTHER INCOME

Sale of building
----------------

On November 1, 2000, the Company sold its administrative building for $2,235,000. The Company reported a gain of $1,232,000 in the accompanying statement of operations for the three months ended December 31, 2000. Proceeds from the sale were used to pay off the related first and second mortgage notes totaling $955,000 and $922,500, including interest, respectively. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $36,000. In February 2001, the Company and the lessor agreed to reduce the monthly rent to $5,000, which was terminated on June 25, 2002.

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

Note 9 - PER SHARE INFORMATION

During the six months ended March 31, 2001, the Company had 5,000,000 common stock equivalents outstanding that have been included in the calculation of diluted shares outstanding using the treasury stock method. The same number of common stock equivalents were outstanding during the six months ended March 31, 2002 but have not been reported as diluted shares because their effect is anti-dilutive.

Note 10 - SUBSEQUENT EVENT

On or about April 3, 2002 the Company entered into a multiple-element license agreement with a customer for a term of five years beginning March 31, 2002. On the date of the agreement the licensed software was installed and functional. In connection with the agreement, the Company is required to make available to the customer new releases, enhancements and upgrades during the term on an "if and when available" basis. In addition, the Company must provide 125 hours of customer support annually at no cost. Additional customer support is billed at standard rates per hour. In satisfaction of the arrangement, the Company received a non-refundable fee of $2,000,000.

Management will defer revenues initially, and record revenue using subscription accounting whereby, revenues will be reported evenly over the five year term, or $400,000 annually. The contract was deemed effective March 31, 2002 as stated in the agreement. Although the agreement was executed, and cash received in April 2002, amortization of deferred revenues will begin on April 1, 2002.

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

OVERVIEW

Since fiscal year 1999, the Company has been undergoing a transformation away from a system integration model with eroding margins and increasing competition into a software development company. Company management evaluated its opportunities in the data processing and connectivity area of the web services software arena and decided that the Company has significant opportunities in this area.

The Company has been aggressively pursuing a strategy of shedding what management considers non-strategic business units. In this regard, with the exception of the operations of its foreign subsidiaries, the Company has effectively sold off its historic sources of revenues consisting of database software and maintenance service contracts. It is the intention of management to replace these lost revenues with sales generated from its e-Path product suite and Selva Server products.

The Company has developed a portfolio of software products and services under the name of ePath(TM). The ePath(TM) products include a suite of middleware, eTools(TM), focused on data access and connectivity for the MultiValue marketplace, and recently completed development of a collaborative commerce server, code named Selva Server.

While the eTools(TM) middleware has been released for sale, the Selva Server entered its beta stage of development in the second quarter of fiscal 2002 and is expected to be released for licensing in the fourth quarter. The future of the Company in the software marketplace will require additional capital to insure a marketing and sales presence in a competitive marketplace.

During the six months ended March 31, 2002, we were affected by declines in technology spending and the terrorist events of September 11, 2001.

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

Throughout fiscal year 2001, the Company's emphasis was on financial restructuring and the technical transformation of our product line. As the Company now looks forward to fiscal year 2002, it will be necessary to round out the management staff of the Company to meet the challenges of marketing and selling our newest product, Selva Server. Management does have concern regarding attracting qualified staff due to financial condition.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements and related public financial information are based on the application of generally accepted accounting principles ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. The Company believes its use of estimates and underlying accounting assumptions adhere to generally accepted accounting principles and are consistently and conservatively applied.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Allowances for doubtful accounts are estimated based on estimates of losses related to customer receivable balances. Estimates are based on historical losses, adjusting for current economic conditions. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates could have a material effect on reserve balances required.


RESULTS OF OPERATIONS

Product and service revenues by geographic areas for the six months ended March 31, 2002, and 2001 were as follows:

                  Sales $(000s)
                 --------------
                  2002    2001
                 ------  ------
North America
   Product          58     263
   Service          97   1,925

Foreign
 Australia
   Product         159     714
   Service         497     678
 Europe
   Product          63      79
   Service         301     402

Consolidated
   Product         280   1,056
   Service         895   3,005

Revenues:
---------

Product sales decreased 73% to $280,000 and service revenues decreased 70% to $895,000 principally because of the sale of the North American hardware and service business in January 2001. In addition Australia's revenues were adversely affected in the current six month period because a large sale in the prior year's period wasn't duplicated.

Australia's product and service revenues declined 78% and 27%, respectively, during the six months ended March 31, 2001 principally for the reason cited above and because of continuing deterioration in its hardware related business. Service revenues were less adversely affected because of concentration on developing that business category.

Europe's aggregate sales decreased about 24% compared to 2001 principally due to general softness in the computer market in recent quarters and because some prior year pick-based customers have gradually migrated to other providers following the Company's sale of its pick-based product line in August of 2000.

Gross Profits:
--------------

Gross profit, as a percent of revenue exclusive of royalties, increased to 53% for the six months ended March 31, 2002, from 41% for the prior year quarter principally because of the sale of the Company's hardware service business in January 2001. The gross profit percentage on the Company's continuing service business is significantly higher than on the service business that was sold.

Operating Expenses:
-------------------

Operating expenses expressed in amounts and as percentages of revenues, excluding Royalties, for the six months ended March 31, 2002 and 2001 were as follows:

                                           Amounts ($000s)     Percent of Sales
                                           2002       2001      2002      2001

           Research and Development         216      1,065        18        26
           Sales and Marketing              623      1,238        53        30
           General and administrative       769      2,002        65        49

                     Total                1,608      4,305       137       106


The principal reason operating expenses decreased 60% to $1,608,000 in 2002 is the sale of the hardware products and service business in January 2001. Virtually all of the Company's sales and marketing organizations and costs were assumed by the buyer or became superfluous. Accordingly, more than 90% of the Company's North American staff remaining after the latter sale was terminated effective January 31, 2001, and have not been replaced. Now that Selva Server is in the Beta phase attention will be given to developing the financial resources organization and staffing to introduce it to the marketplace. Virtually all research and development costs incurred since January 2001 have focused on developing the Company's new e-Path and Selva Server products.

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

         * Continuing negotiations to secure short term financing for approximately $2 million under terms and conditions to be agreed upon. It is probable that this funding may need to be obtained through a corporate subsidiary. There can be no assurance that this funding will materialize.

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

The Company continues to believe its future lies with its ability to undertake and complete its strategic direction as a software developer within the web services marketplace with its software products, branded ePath(TM), in fiscal year 2002 and beyond. The Company continues to be recognized as a leader in the MultiValue marketplace, providing data access and connectivity middleware with its eTools(TM) products. The Company is well positioned to capitalize on the web services arena, expanding outside of the MultiValue marketplace, with its newest product, Selva Server, which is now in beta. Selva Server has both inter and intra business data exchange capabilities and is expected to be targeted to the mid-size company.

Throughout much of fiscal year 2002, the Company will be dependent on our foreign operations to provide both cash and revenues to help support the development operations. Further, it will be necessary for the Company to obtain additional cash infusion from an outside source in early fiscal year 2002 to allow the Company to move forward with its new product and meet its future objectives. Our current debt holders have granted us waivers of events of default in an effort to give us a reprieve and allow us to focus on obtaining new customers for products and services and continue legal action against Raining Data Corp. for royalties due under the current contract. Although management strongly believes that the ultimate outcome will be favorable, there are no absolute assurances that we will be successful.

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

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K None.

10.42 Amended and Restated Liverty Software License Agreement dated March 31, 2002 with The Reynolds & Reynolds Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Automation, Inc.
------------------------
Registrant

 /s/ Jane M. Christie                                        June 25, 2002
---------------------------                                  ---------------
Jane M. Christie                                             Date
President, Chief Executive Officer
  and Principal Accounting Officer