Form 10QSB
period 2002-06-30
GA EXPRESS INC
filed 2002-08-21
CIK 40443

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

                      FOR THE QUARTER ENDED June 30, 2002

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

No [ ]  Yes [X]

As of August 10, 2002, there were 16,735,522 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                     June 30,
                                                                       2002
                                                                   -------------
Current assets:
  Cash                                                             $  1,283,000
  Royalty and note receivable (Note 3)                                1,514,000
  Accounts receivable, net                                              385,000
  Inventory                                                              40,000
  Prepaid expenses and other                                            250,000
                                                                   -------------
   Total current assets                                               3,472,000

Property and equipment, net                                             259,000
Goodwill, net                                                           377,000
Deferred costs                                                          238,000
Other                                                                    41,000
                                                                   -------------
                                                                   $  4,387,000
                                                                   =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $    882,000
  Accrued expenses                                                    2,521,000
  Deferred revenue                                                    2,131,000
  Current portion of long-term debt                                   1,205,000
                                                                   -------------
    Total current liabilities                                         6,739,000

Long-term debt, net of discounts (Note 5)                             4,544,000
                                                                   -------------
    Total liabilities                                                11,283,000
                                                                   -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.10 par value; 10,000,000
   shares authorized, none issued or outstanding                             --
  Common stock, $.10 par value; 50,000,000
   shares authorized; 16,735,522 shares issued
   and outstanding                                                    1,674,000
  Additional paid-in capital                                         50,554,000
  Accumulated deficit                                               (58,585,000)
  Accumulated other comprehensive loss                                 (539,000)
                                                                   -------------
Total stockholders' deficit                                          (6,896,000)
                                                                   -------------
                                                                   $  4,387,000
                                                                   =============

                 See notes to consolidated financial statements

                              GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended June 30,    Nine Months Ended June 30,
                                                   -----------------------------   -----------------------------
                                                        2002            2001           2002             2001
                                                   -------------   -------------   -------------   -------------
Revenues:
  Products                                         $    399,000    $    305,000    $    679,000    $  1,361,000
  Services                                              439,000         625,000       1,334,000       3,630,000
  Royalties (Note 3)                                    581,000         263,000         581,000         961,000
                                                   -------------   -------------   -------------   -------------
        Total                                         1,419,000       1,193,000       2,594,000       5,952,000
                                                   -------------   -------------   -------------   -------------
Cost of revenues:
  Products                                              165,000         135,000         288,000         780,000
  Services                                              213,000         203,000         646,000       2,646,000
                                                   -------------   -------------   -------------   -------------
                                                        378,000         338,000         934,000       3,426,000
                                                   -------------   -------------   -------------   -------------
  Gross profit                                        1,041,000         855,000       1,660,000       2,526,000
                                                   -------------   -------------   -------------   -------------

Operating expenses:
  Research and development                              328,000         341,000         708,000       1,352,000
  Sales, general and administrative                     344,000         484,000       1,419,000       3,549,000
  Depreciation and amortization                          67,000         124,000         249,000         383,000
                                                   -------------   -------------   -------------   -------------
                                                        739,000         949,000       2,376,000       5,284,000
                                                   -------------   -------------   -------------   -------------

Income (loss) from operations                           302,000         (94,000)       (716,000)     (2,758,000)

Other income (expense), net:
  Gain on sale of land and building                          --              --              --       1,232,000
  Gain on legal settlement                                   --              --              --         500,000
  Gain on sale of business                                   --              --              --       2,500,000
  Gain from settlements with trade creditors                 --       1,697,000              --       1,661,000
  Interest expense                                     (210,000)       (144,000)       (588,000)       (535,000)
  Other                                                 (17,000)         11,000          16,000              --
                                                   -------------   -------------   -------------   -------------
Income (loss) before taxes                               75,000       1,470,000      (1,288,000)      2,600,000

Provision for income taxes                                2,000              --           2,000              --
                                                   -------------   -------------   -------------   -------------
Net income (loss)                                  $     73,000    $  1,470,000    $ (1,290,000)   $  2,600,000
                                                   =============   =============   =============   =============

Basic income (loss) per share                      $       0.00    $       0.10    $      (0.08)   $       0.18
                                                   =============   =============   =============   =============
Fully diluted income (loss) per share              $       0.00    $       0.07    $      (0.08)   $       0.12
                                                   =============   =============   =============   =============

Basic weighted average number of common shares       16,634,630      14,825,025      16,634,630      14,825,025
                                                   =============   =============   =============   =============
Diluted weighted average number of common shares     16,634,630      21,581,275      16,634,630      21,581,275
                                                   =============   =============   =============   =============

                                 See notes to consolidated financial statements

                                                        2

                 GA EXPRESS, INC. (FORMERLY GENERAL AUTOMATION, INC.)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended June 30,
                                                           ---------------------------
                                                               2002           2001
                                                           ------------   ------------
                                                                          (as restated)
Cash flows from operating activities:
  Net income (loss)                                        $(1,290,000)   $ 2,600,000
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Gain on sale of business                                        --     (2,500,000)
    Gain on sale of land and building                               --     (1,232,000)
    Gain from legal settlement                                      --       (500,000)
    Gains from settlements with trade creditors                            (1,661,000)
    Depreciation and amortization                              249,000        383,000
    Amortization of deferred compensation
     to employee and consultants                                 5,000         62,000
    Interest expense from amortization of debt discounts       108,000         63,000
    Amortization of debt issue costs                            43,000        137,000
 Changes in operating assets and
  liabilities, net of business sold,
   (Increase) decrease in:
      Royalties receivable                                    (581,000)      (702,000)
      Accounts receivable                                       (9,000)      (675,000)
      Inventory                                                (11,000)        18,000
      Prepaid expenses and other                               (66,000)       (51,000)
      Deposits                                                   6,000          8,000
      Deferred costs                                          (238,000)            --
    Increase (decrease) in:
      Accounts payable                                         (90,000)       962,000
      Accrued expenses                                         626,000        399,000
      Deferred revenue                                       1,706,000        723,000
                                                           ------------   ------------
    Net cash used in operating activities                      458,000     (1,966,000)
                                                           ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of business                                    --      1,635,000
  Proceeds from sale of building                                    --      2,248,000
  Proceeds from legal settlement                                    --        500,000
  Proceeds from note receivable                                     --        171,000
  Purchase of fixed assets                                     (57,000)            --
                                                           ------------   ------------
    Net cash provided by (used in) investing activities        (57,000)     4,554,000
                                                           ------------   ------------

Cash flows from financing activities:
  Principal payments on debt                                        --     (2,688,000)
  Proceeds allocated to issuance of debt                            --      1,143,000
                                                           ------------   ------------
    Net cash (used in) financing activities                         --     (1,545,000)
                                                           ------------   ------------
Effect of exchange rate changes on cash                       (304,000)        52,000
                                                           ------------   ------------
Net increase (decrease) in cash and equivalents                 97,000      1,095,000

Cash and equivalents, beginning of period                    1,185,000        141,000
                                                           ------------   ------------
Cash and equivalents, end of period                        $ 1,282,000    $ 1,236,000
                                                           ============   ============
Cash paid for taxes                                        $     2,000    $        --
Cash paid for interest                                     $        --    $        --

Non-cash financing and investing activities:
Detachable warrants issued with debt                       $        --    $    27,000
Warrants issued to consultants                             $        --    $    77,000
Common stock issued for additional
 purchase consideration accrued                            $     76,000   $

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

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States
(US) for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes to financial statements required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Liberty Integration Software, Inc. ("Liberty"), a Canadian company, Australian companies General Automation PTY, Ltd., and DLM Networks PTY, Ltd., and UK companies, Sequoia Systems Limited
(UK), GA eXpress, Ltd., and Edgtech, Ltd. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the three and nine months ended June 30, 2002, are not necessarily indicative of the results that may occur for the year ending September 30, 2002. For further information, refer to the consolidated financial statements, and the notes thereto, included in the Company's First Amendment of Annual Report of Form 10-KSB for the year ended September 30, 2001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations, has current liabilities in excess of current assets by $3,267,000 and has a total stockholders' deficit of $6,896,000 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

On or about April 3, 2002, the Company's Canadian Subsidiary licensed certain products to a significant customer, generating a non-refundable fee of $2,000,000 (see Note 3). The Company settled with Raining Data, Inc. (see Note
3) whereby the Company received $1,000,000 in July 2002, and will receive $1,000,000 within the next 12 months, subject to verification of certain data relied upon by the parties, by October 26, 2002.

Management plans to re-negotiate, with holders of $4.7 million of debt, terms and conditions which the Company can better meet in the future. The Company has received waivers of events of default until October 1, 2002 on the PMF and related debt, principal at face value, totaling $3,650,000, and until April 1, 2003 for debts totaling $500,000, as extended. In addition, the Company is in ongoing negotiations with trade creditors, as well as with certain former employees owed approximately $700,000.

The Company is currently negotiating material contracts for the sale of its E-Path and "Selva" products to customers which management believes will provide liquidity for operations. Management intends to continue to carefully monitor its operating costs, and to expand its web services software development.

There are no assurances that management will be successful in its plans. The consolidated financial statements do not include any adjustments that may result from the outcome of the uncertainties discussed above.

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

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts the Company only with respect to the rescission of SFAS 4.Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in APB No. 30 will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. The Company has elected to early adopt the provisions of SFAS 145, and as such reported all gains on settlements of debt as components of other income and losses.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management is assessing the impact, if any, on the Company's consolidated financial statements.

NOTE 2 - RESTATEMENT OF INTERIM FINANCIAL STATEMENTS

The Company restated its consolidated financial statements for the three months and nine months ended June 30, 2001, to comply with accounting standards generally accepted in the United States. The effects of the Company's restatement on their net loss and net loss per-share for the three and nine month periods ended June 30, 2001 are as follows:

                                                              Three Months      Nine Months
                                                             --------------   --------------
Net income, as previously reported                           $   1,577,000    $   2,038,000
  Decrease (increase):
    Software development                                           228,000        1,169,000
    Restate goodwill                                              (142,000)        (599,000)
    Value of options and warrants granted                         (181,000)         (41,000)
    Other                                                           12,000           33,000
                                                             --------------   --------------
Net income, as adjusted                                      $   1,470,000    $   2,600,000
                                                             ==============   ==============

Net income per basic share, as previously reported           $        0.11     $       0.14
  Software development                                                0.01             0.08
  Restate goodwill                                                   (0.02)           (0.03)
  Value of options and warrants granted                              (0.01)           (0.00)
  Other                                                               0.01               --
                                                             --------------   --------------
Net loss per share, as adjusted                              $        0.10    $        0.19
                                                             ==============   ==============

Net income per fully diluted share, as previously reported   $        0.07    $        0.09
  Software development                                                0.01             0.05
  Restate goodwill                                                   (0.01)           (0.03)
  Value of options and warrants granted                              (0.01)           (0.00)
  Other                                                               0.01             0.01
                                                             --------------   --------------
Net loss per share, as adjusted                              $        0.07    $        0.12
                                                             ==============   ==============

Refer to the Company's Form 10-KSB, as amended, for the year ended September 30, 2001 for further discussion of these adjustments.

NOTE 3 - LICENSE ARRANGEMENTS

Agreement

On or about April 3, 2002, the Company entered into a multiple-element license agreement with a customer for a term of five years beginning March 31, 2002. On the date of the agreement the licensed software was installed and functional. In connection with the agreement, the Company is required to make available to the customer new releases, enhancements and upgrades during the term on an "if and when available" basis. In addition, the Company must provide 125 hours of customer support annually at no cost. Additional customer support is billed at standard rates per hour. In satisfaction of the arrangement, the Company received a non-refundable fee of $2,000,000. Direct costs incurred amounted to $250,000.

Management will defer revenues and costs initially, and record revenue using Subscription accounting whereby, revenues and costs will be reported evenly over the five year term, or $400,000 annually. The contract was deemed effective March 31, 2002 as stated in the agreement. Amortization of deferred revenues and costs began on April 1, 2002.

Royalties
---------

In connection with the sale of the Company's Pick-based database management business in August 2000, the Company is entitled to twenty (20) percent of certain sales by Pick Systems, Inc., now Raining Data Corp., a publicly-traded company, for a period of twenty-four months after the sale. The Company earned approximately $1,189,000 for the year ended September 30, 2001 in connection with this agreement, of which $931,000 was not paid at that date. In addition, the Company was owed a remaining balance of $112,000 by Raining Data Corp under terms of a note payable established by the purchase agreement, and owed Raining Data approximately $110,000 for past purchases of their products.

Management initiated legal action against Raining Data in May 2001 for payment of outstanding royalties due. Subsequently, on July 27, 2002 management and Raining Data agreed to settle all claims for the sum of $2,000,000, whereby Raining Data paid $1,000,000 to the company concurrent with the execution of the settlement agreement and agreed to pay another $1,000,000 by June 30, 2003 in installments. The settlement allows for either party, on or before October 26, 2002, to complete audits of the other party as to the matters covered by the original agreement of sale. Such audits, if requested, are to be paid for by the initiator and may identify an adjustment to the agreed settlement. If as a result of the audit a variance of more than 5% is identified, the settlement agreement is subject to adjustment. Furthermore, the Installment Payments shall be due and payable in full immediately upon certain events of default. Management believes the Company will not incur any obligation in the event the buyer initiates an audit.

In accounting for the royalty associated with this transaction the Company suspended the recording of revenues in connection with this royalty agreement effective October 1, 2001 in accordance with SAB No. 101, among other criteria, revenue recognition is appropriate if a claim is "reasonably assured". In consequence of the settlement agreement and payment of the initial $1,000,000, the Company recorded $581,000 of royalty revenue in the quarter ended June 30, 2002, for royalties which were deemed earned from October 1, 2001 through June 30, 2002. The remaining revenues currently estimated to be $486,000, assuming no adjustment in the event of an audit, will be recorded in the fourth quarter of 2002. Management is currently assessing whether there are any costs for fees associated with the settlement of the litigation.

NOTE 4 - ACCRUED EXPENSES

Accrued liabilities at June 30, 2002 were as follows:

         Accrued interest                   $  702,000
         Accrued payroll, taxes and
          related benefits                   1,093,000
         Balance owed for acquisition
          of a subsidiary                      249,000
         Sales and use taxes                   149,000
         Other                                 328,000
                                            -----------
                                            $2,521,000
                                            ===========

In February 2001, the Company proposed an arrangement to approximately 89 terminated employees who were owed approximately $299,000 of payroll and $551,000 of unpaid vacation. Under the arrangement most employees were paid 50% of the unpaid payroll equal to approximately $135,000 in October 2001. The balance of the payroll and the unpaid vacation was to be paid in nine installments as funds became available. Some employees exercised an option to take common shares in lieu of the remaining unpaid payroll. The Company has been delinquent in its payments; however, management intends to resume payments in the near future.

In October 2001, a class of 13 employees filed suit against the Company seeking payment of the payroll and vacation balances owed. Management believes its accrued payroll, taxes, and related benefits adequately represent the amounts which will ultimately be settled in this matter. Management believes the amount sought under the claim is incorrect and therefore is currently defending this action. Trial is currently scheduled to begin October 2002, however counsel for the plaintiff is seeking to continue the trial into 2003.


NOTE 5 - LONG-TERM DEBT

The carrying value and the face value of long-term debt at June 30, 2002, is as follows:

                                                                                 Carrying        Face
                                                                                   Value         Value
                                                                                -----------   -----------
     10% convertible note payable to Pacific Mezzanine Fund ("PMF"), net of unamortized discount of $65,000; interest-only monthly payments, due September 30, 2004. Note is convertible at any time at the election of the Holder into common shares at $.73 per share, is secured by all of the Company's assets.  On
     September 30, 2001, accrued interest totaling $435,478 on such date was converted into 1,291,719 shares of common stock
     (see below).                                                               $3,112,000    $3,150,000

     10% convertible note payable to a shareholder group, net of unamortized discount of $68,000; interest-only monthly payments, due September 30,
     2004. Note is convertible at any time at the election of the Holder into common shares at $.73 per share, is secured by all the Company's assets, but is subordinate to the $3,150,000 note above. On September 30, 2001, accrued interest totaling $78,000 on such date was converted into 125,482
     shares of common stock (see below).                                           432,000       500,000

     10% notes payable to TMI and Boundless, interest only payments,
     due September 2004                                                            500,000       500,000

     10% notes convertible payable to Boundless,
     interest-only monthly payments, past due (see below).                         500,000       500,000

     10% note payable to a shareholder group, net of unamortized discount of
     $45,000, of which proceeds received amounted to $950,000, and existing debt totaling $300,000 due PMF was amended to conform with the terms of the notes as described herein; interest deferred through June 28, 2002, at which time interest accrued through such date will be paid in a lump sum, interest thereafter payable in a lump-sum payment at maturity on December
     29, 2002. Note is secured by royalties receivable from Raining Data Corp.   1,205,000     1,276,000
                                                                                -----------   -----------
                                                                                 5,749,000     5,926,000

      Less current maturities                                                   (1,205,000)   (1,776,000)
                                                                                -----------   -----------
                                                                                $4,544,000    $4,150,000
                                                                                ===========   ===========

                                                    8

Waiver of Defaults

     The Company was in default on interest payments and financial covenants related to its indebtedness with PMF and a shareholder group in the face amounts aggregating $3,650,000. On February 15, 2002, the Company obtained waivers of the events of default from its creditors as of that date, and as to events of default, through October 1, 2002. The Company intends to cure the events of default by this date or attempt to negotiate an extension of the waver. The Company's obligation of $500,000 due to Boundless is past due. The Company has obtained a waiver of all events of default through October 1, 2003.

NOTE 6 - SEGMENT INFORMATION

Revenues from operations by geographical location for the nine months ended June 30, 2002 and 2001, are as follows:

                      Nine
                      Months
                      Ended          North
                     June 30,       America        Australia        Europe           Total
                     ---------    -----------     -----------     -----------     -----------
     Revenues          2002       $  899,000       1,195,000         500,000      $2,594,000
                       2001        3,355,000       1,910,000         687,000       5,952,000

Balances of long-lived assets by geographic area did not change significantly during the nine months ended June 30, 2002. During the nine months ended June 30, 2001, the Company sold its headquarters building which reduced its long-lived assets by approximately $1,100,000.

Revenues from operations by product and services and royalty revenues for the nine months ended June, 2002 and 2001, are as follows:

                                     2002                                   2001
                     -------------------------------------  -------------------------------------
                       Service      Product       Total       Service      Product       Total
Revenues:
 E-Path              $       --   $  237,000   $  237,000   $       --   $  285,000   $  285,000
 Operating Systems    1,334,000      442,000    1,776,000    3,630,000    1,076,000    4,706,000
 Royalties                   --      581,000      581,000           --      961,000      961,000
                     -----------  -----------  -----------  -----------  -----------  -----------
   Total             $1,334,000   $1,260,000   $2,594,000   $3,630,000   $2,322,000   $5,952,000
                     ===========  ===========  ===========  ===========  ===========  ===========

NOTE 7 - SALES OF ASSETS-PRODUCT AND SERVICE BUSINESSES

In January 2001, the Company sold its hardware installation and service business. The following summarized unaudited pro-forma statement of operations data reflects the impact of the sale of assets during the nine months ended June 30, 2001, assuming the sale took place on October 1, 2000 (in thousands, except per share data):

                                           UNAUDITED PROFORMA RESULTS
                                            FOR THE NINE MONTHS ENDED
                                                 JUNE 30, 2001
                                          ---------------------------

Revenues                                          $ 3,838,000
                                                  ============
Loss from operations                              $(1,804,000)
                                                  ============
Basic net loss per common share                   $     (0.11)
                                                  ============

NOTE 8 - OTHER INCOME

Sale of building
----------------

On November 1, 2000, the Company sold its administrative building for $2,235,000. The Company reported a gain of $1,232,000 in the accompanying statement of operations for the nine months ended June 30, 2001. Proceeds from the sale were used to pay off the related first and second mortgage notes totaling $955,000 and $922,500, including interest, respectively. Concurrent with the sale of the building, the Company entered into a month-to-month operating lease agreement whereby the Company leased back its office facilities from the purchaser at a monthly rent of $36,000. In February 2001, the Company and the lessor agreed to reduce the monthly rent to $5,000, which was terminated on June 25, 2002.

Litigation settlement
---------------------

On April 15, 1999, the Company filed a Complaint in the Orange County Superior Court against PriceWaterhouseCoopers, LLP, successor to PriceWaterhouse, which was the Company's independent auditors from 1991 through 1996. The action asserted that PriceWaterhouse was negligent in its audits of the Company's financial statements and procedures, resulting in substantial reporting errors which were only uncovered after PriceWaterhouse was replaced as the Company's independent auditors in 1998. The Company sought general and punitive damages, including its audit expenses, and losses resulting from its reliance upon the inaccurate financial statements. In December 2000, this suit was settled for $500,000.

Note 9 - PER SHARE INFORMATION

During the nine months ended June 30, 2001, the Company had 5,000,000 common stock equivalents outstanding that have been included in the calculation of diluted shares outstanding using the treasury stock method. The same number of common stock equivalents were outstanding during the six months ended June 30, 2002 but have not been reported as diluted shares because their effect is anti-dilutive.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, THAT INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS, INCLUDING THOSE CONTAINED ABOVE UNDER THE HEADINGS "CRITICAL ACCOUNTING POLICIES", THE TIMELY DEVELOPMENT OF PROPOSED PRODUCTS, MARKET ACCEPTANCE OF NEW PRODUCTS, ACTIONS BY COMPETITORS AND CREDITORS, AS WELL AS FACTORS DISCUSSED ELSEWHERE IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, COULD AFFECT THE COMPANY'S ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

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

While the eTools(TM) middleware has been released for sale, the Selva Server entered its beta stage of development in the second quarter of fiscal 2002 and is expected to be released for licensing in the first quarter of 2003. The future of the Company in the software marketplace will require additional capital to insure a marketing and sales presence in a competitive marketplace.

During the nine months ended June, 2002, we were affected by declines in technology spending. The Company is seriously under-capitalized and illiquid; however, our note holders have expressed a willingness to grant the Company financial reprieve by waiving events of default. The Company has also negotiated certain employee and trade creditor claims. The Company continues to seek funds from outside sources and has sold its non-strategic assets to help fund the transformation into a software development company.

We relocated the Company headquarters out of Orange County, California, effective January 31, 2002. The decision was based on finding another location suited to a software development company with better access to both financial and technical resources.

Throughout fiscal years 2001 and 2002, our emphasis was on financial restructuring and the technical transformation of our product line. As the Company now looks forward to fiscal year 2003, it will be necessary to round out the management staff of the Company to meet the challenges of marketing and selling our newest product, Selva Server. Management does have concern regarding attracting qualified staff due to its financial condition.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to accounting principles generally accepted in the United States and are consistently and conservatively applied.

We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Reserves And Allowances

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

Fair Value Of Assets Acquired And Liabilities Assumed In Purchase Combinations

The purchase combinations carried out by us require management to estimate the fair value of the assets acquired and liabilities assumed in the combinations. These estimates of fair value are based on our business plan for the entities acquired including planned redundancies, restructuring, use of assets acquired and assumptions as to the ultimate resolution of obligations assumed for which no future benefit will be received. Should actual use of assets or resolution of obligations differ from our estimates, revisions to the estimated fair values would be required. If a change in estimate occurs after one year of the acquisition, the change would be recorded in our statement of operations.

Valuation Of Long-Lived And Intangible Assets

At June 30, 2002, goodwill represented approximately 10% of our total assets. The recoverability of these assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" which requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset. As a result, we determined that the residual value of these entities exceeded the carrying value of goodwill relating to our subsidiaries and no impairment of goodwill was charged during the nine months ended June 30, 2002.

Accounts Payable and Accrued Liabilities

We review our payables and accrued liabilities, from time to time, to ensure amounts reflected in the financial statements represent the actual amounts which we will ultimately pay. Because of the Company's current financial position, we carefully review amounts billed for services, versus the benefit received. We may ask for discounts from time to time if we feel the services rendered did not meet our expectations. Estimated amounts to be paid may differ from amounts accrued.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. During 2002, we estimated the allowance on net deferred tax assets to be hundred percent of the net deferred tax assets.

RESULTS OF OPERATIONS

Product and service revenues, excluding royalties, by geographic areas for the nine months ended June 30, 2002, and 2001 were as follows:

                  Sales $(000s)
                 --------------
                  2002    2001
                 ------  ------
North America
   Product       $  192  $  352
   Service          126   2,043

Foreign
 Australia
   Product          402     878
   Service          792   1,032
 Europe
   Product          84      131
   Service         416      556

Consolidated
   Product         679    1,361
   Service      $1,334   $3,630

Revenues:
---------

Product sales decreased 50% to $679,000 and service revenues decreased 63% to $1,334,000 principally because of the sale of the North American hardware and service business in January 2001. In addition Australia's revenues were adversely affected in the current nine month period because a large sale in the prior year's period wasn't duplicated.

Australia's product and service revenues declined 54% and 23%, respectively, during the nine months ended June 30, 2001 principally of the large sale cited above and because of continuing deterioration in its hardware related business. Service revenues were less adversely affected because of emphasis being placed on developing that business category.

Europe's aggregate sales decreased about 27% compared to 2001 principally due to general softness in the computer market in recent quarters and because some prior year pick-based customers have gradually migrated to other providers following the Company's sale of its pick-based product line in August of 2000.

Gross Profits:
--------------

Gross profit, as a percent of revenue exclusive of royalties, increased to 53% for the nine months ended June 30, 2002, from 39% for the prior year quarter principally because of the sale of the Company's hardware service business in January 2001. The gross profit percentage on the Company's continuing service business is significantly higher than on the service business that was sold. Additionally the decrease in revenues resulting from the sale of the Hardware and Service business has significantly impacted this ratio. No other significant costs are expected to be incurred in the future for this agreement except for ongoing costs of developing enhancements to the company's products which the licensee has a right to receive at no additional cost.

Selling, general and administrative expenses decreased 60% to $1.4 million in 2002 due to the sale of the hardware products and service business in January 2001 and execution of the companies restructuring plan. Achieving these cost efficiencies has resulted in the companies lowest operating expense structure in its operating history.

Accordingly, more than 90% of the Company's North American staff remaining after the latter sale was terminated effective January 31, 2001, and have not been replaced. Now that Selva Server is in the Beta phase attention will be given to developing the a sales and marketing organization and staffing to introduce it to the marketplace. No other significant costs are expected to be incurred in the future for this agreement except for ongoing costs of developing enhancements to the company's products which the licensee has a right to receive at no additional cost.

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

         * Continuing negotiations to secure short term financing for approximately $2 million under terms and conditions to be agreed upon. It is probable that this funding may need to be obtained through a corporate subsidiary or other entity to support the continued development and introduction of Selva to the marketplace. There can be no assurance that this funding will materialize.

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

Throughout much of fiscal year 2002, the Company will be dependent on our foreign operations to provide both cash and revenues to help support the development operations. Further, it will be necessary for the Company to obtain additional cash infusion from an outside source in fiscal year 2003 to allow the Company to move forward with its new product and meet its future objectives. Our current debt holders have granted us waivers of events of default in an effort to give us a reprieve and allow us to focus on obtaining new customers for products and services.

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

 /s/ Jane M. Christie                                        August 19, 2002
---------------------------                                  ---------------
Jane M. Christie                                             Date
President, Chief Executive Officer
  and Principal Accounting Officer